Form 10-K
period 2017-12-31
Xspand Products Lab, Inc.
filed 2018-04-24
CIK 1717556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 001-38448

XSPAND PRODUCTS LAB, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
4030 Skyron Drive, Suite F Doylestown, Pennsylvania (Address of Principal Executive Offices)	18902 (Zip Code)
(610) 829-1039
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer, “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒ Emerging growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2017, as the Company was not public at that time. There also is no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on April 20, 2018, as the Company has not begun trading on a public exchange or market. Shares of voting stock held by each executive officer, director and 10% stockholders will have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 20, 2018, 3,000,000 shares of the registrant’s common stock were outstanding.
Documents incorporated by reference: None.

i

FORWARD-LOOKING INFORMATION
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.
You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:
•
Our ability to effectively execute our business plan;

•
Our ability to manage our expansion, growth and operating expenses;

•
Our ability to protect our brands and reputation;

•
Our ability to repay our debts;

•
Our ability to rely on third-party suppliers outside of the United States;

•
Our ability to evaluate and measure our business, prospects and performance metrics;

•
Our ability to compete and succeed in a highly competitive and evolving industry; and

•
Our ability to respond and adapt to changes in technology and customer behavior.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that changes in the distribution network composition may lead to decreases in query volumes; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses; or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this Annual Report may occur. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I
ITEM 1.   BUSINESS
Overview
Xspand Products Lab, Inc. (“Xspand”) was incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. On October 26, 2017, Idea Lab X Products, Inc. changed its name to Xspand Products Lab, Inc. On February 14, 2018, Xspand effected a one-for-3.333333 reverse stock split of its issued and outstanding shares of common stock. All share information has been retroactively restated to reflect the aforementioned reverse stock split.
As of December 31, 2017, Xspand had two wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”) and Ferguson Containers, Inc. (“Fergco”). On September 30, 2017, SRM and Fergco were acquired by Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500.
SRM was incorporated in Hong Kong on January 14, 1981, and Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Our two reportable segments correspond to SRM and Fergco’s business lines: (i) the design, manufacture and sale of a broad variety of innovative toy products sold directly to retailers or direct to consumers via e-commerce in North America, Asia and Europe by our SRM segment, and (ii) the design, manufacture and sale of packaging and packaging materials to industrial and pharmaceutical companies in North America by our Fergco segment.
Entertainment Products Business
SRM supplies the amusement park industry with exclusive products that are intended to be sold in amusement parks. For over 20 years, SRM has developed, manufactured and supplied the amusement park industry with exclusive products that are often only available to consumers inside the relevant amusement park. SRM principally produces battery-operated products for theme parks and entertainment venues such as Disney Parks and Resorts, Disney Stores, Universal Resorts, Sea World, Sesame Place, Busch Gardens, Merlin Entertainment and Madison Square Garden. SRM has developed products in conjunction with suppliers of products for core licenses such as Harry Potter, Frozen, Marvel and Star Wars.
SRM develops and distributes party-related and arts and crafts-related items to retailers worldwide. SRM’s party-related items, such as “The Goodie Gusher” can be found on the shelves of retailers such as Party City and Kmart. SRM’s arts and crafts line of products, sold under the Pirsata Arts & Crafts brand name, can be found in specialty stores such as Barnes and Noble, Land of Nod, Lands’ End and Barneys of New York.
SRM develops product strategies in order to bring product concepts to reality, in hopes of ultimately finding retail placement for the fully-developed versions of such products. SRM has developed products such as the WhirlyBall, 20 Minute Dental, Flex Desk, Gripeez, Square Copper Pan Pro, Commando Light, Luma Candles, Dash Cam Pro, Divine Time, Airman, Hair-Drx, Hollywood Nails, Magna Nails, MicroBoom and Mighty Sealer.
Products developed by SRM are generally shipped directly to the customer without warehousing at the Company’s facilities. SRM does not have long-term agreements with its customers, and instead develops products on an item-by-item basis subject to purchase orders from its customers. No assurances can be given that SRM’s customers will continue to submit purchase orders for new products.
Through SRM, we additionally intend to pursue an acquisition strategy that will allow us to acquire and develop small brands using a combination of shares of our common stock, cash and other consideration, such as earn-outs. Our intended target goal is to use our acquisition strategy in order to acquire ten or more small brands per year for the next three years, most likely commencing such activity in the third quarter of 2018. In situations where we deem that a brand is not a “fit” for acquisition or partnership, we may provide the brand with certain manufacturing or consulting services that will assist the brand to achieve its goals. By partnering, fostering or acquiring existing products and brands whose owners lack the resources to scale their businesses, we believe that we will be able to achieve cost synergies, thereby increasing our own revenue.

Packaging Business
Through our wholly-owned subsidiary, Fergco, we lease a packaging and logistics center in Alpha, New Jersey, where we manufacture and sell primarily custom packaging for virtually any product. In our experience, packaging has the capability to “tell” the products story, generating increased product awareness, promote brand image, and drive unit growth. Senior management has more than 100 years of combined experience marketing, producing and delivering packaging materials. A hallmark of our operation is our quick production cycle. We can often begin a production run within minutes of receipt of an order. Many of our products are manufactured from 100% post-consumer recycled material. When production is complete, we typically ship the product using our own trucks rather than relying on a common carrier. Fergco does not have long-term agreements with its customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers. No assurances can be given that Fergco’s customers will continue to submit purchase orders for new products.
Fergco is currently in the process of expanding its customer base to include consumer product companies and e-commerce companies. According to AICC, demand for packaging for e-commerce products is forecast to grow more than 10 percent per year to $1.1 billion in 2020, driven in large part by continued growth of online retail sales.
With the acquisition of SRM and Fergco, we intend to further Fergco’s efforts to serve consumer products and e-commerce companies by packaging SRM’s products at Fergco’s facility. Furthermore, we believe that Fergco’s packaging will enhance awareness of SRM’s product lines while simultaneously leading to greater operating efficiencies for our combined company. We believe that Fergco’s packaging facilities will improve penetration of SRM’s products at the retail level, in large part because approximately 80% of SRM’s packaging is custom designed, which can be improved through Fergco’s design and production capabilities.
Our Market Strategy
The process for developing and launching consumer products has changed significantly in recent years. Previously, Fortune 500 and other companies maintained multimillion-dollar research and development divisions to develop and launch products to be sold primarily on retail shelves and supported by large television and print advertising investment. The emergence of e-commerce giants, including Amazon.com has caused retail shelf space to no longer be a requirement to launch a new product. Crowdfunding sites like Kickstarter enable solo entrepreneurs to inexpensively produce an advertising video and quickly introduce a new product to many millions of potential customers, and to quickly gain those customers for a low cost of acquisition relative to the cost and time required in prior years as expensive advertising investment is no longer required to gain market awareness. For example, according to Statista.com, crowdfunded sales of products will exceed $18.9 billion in 2021. The consumer shift away from brick and mortar retailers toward e-commerce has resulted in the bankruptcy or downsizing of many iconic retailers which sold toys, including Toys R Us, Sears, Kmart, and K-B Toys, with the resultant loss in shelf space and available locations helping to drive our market opportunity. By utilizing the opportunities to market products over the internet, rather than through traditional, commercial channels, we believe we can reach a much broader market for our brands and products.
Our Growth Strategy
Entrepreneurs can develop and launch products and gain customer adoption and achieve a certain level of scale. However, to grow the business beyond certain scale often requires investment in resources and infrastructure which are challenging to acquire. We can provide these entrepreneurs with our experienced team and sophisticated, scalable supply chain to enable these emerging products and brands to continue to grow.
By leveraging our expertise in helping companies launch thousands of new products and our ability to create unique, customized packaging, we intend to acquire small brands that have achieved approximately $1 million in retail sales over the trailing twelve-month period and that are generating free cash flow. In addition, we will seek to elevate the value of these acquired brands by improving each part of their launch process, based on our own marketing methodologies.

We believe our acquisition strategy will allow us to acquire small brands using a combination of shares of our common stock, cash and other consideration, such as earn-outs. Most likely beginning in the third quarter of 2018, we intend to use our acquisition strategy in order to acquire ten or more small brands per year for the next three years. In situations where we deem that a brand is not a “fit” for acquisition or partnership, we may provide the brand with certain manufacturing or consulting services that will assist the brand to achieve its goals.
In pursuit of this acquisition strategy, on February 26, 2018, we entered into a strategic partnership agreement with Edison Nation, LLC, a consumer product development consulting firm that helps first-time entrepreneurs to commercialize their ideas and inventions, which includes a non-binding provision that allows us to negotiate for the acquisition of substantially all of the membership interests of Edison Nation, LLC. As we have not begun to negotiate the terms of such acquisition, there can be no assurances as to when or if we will consummate the acquisition of such membership interests.
Manufacturing and Materials
To provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, SRM has concentrated production of most of its products in third-party manufacturers located in China and Hong Kong. Products are also purchased from unrelated entities that design, develop, and manufacture those products. Fergco manufactures all of its products at its Alpha, New Jersey facility.
We base our production schedules on customer orders and forecasts, taking into account historical trends, results of market research, and current market information. Actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers, and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory in a particular product line.
The majority of our raw materials are available from numerous suppliers but may be subject to fluctuations in price.
Competition and Industry Background
In terms of our toy products business, competition is intensifying due to trends towards shorter life cycles for the development, production and saleability of toy products. Competition is also intensifying due to the availability of online-only distributors, including Amazon.com, which are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and, with limited overhead, do so at a lower cost. In North America, we compete with several large toy companies, including Hasbro, Jakks Pacific, Just Play Products, Lego, MGA Entertainment, Moose Toys, Spin Master, and VTech, as well as many smaller toy companies, and manufacturers of video games and consumer electronics. Internationally, we compete with global toy companies including Famosa, Giochi Preziosi, Lego, MGA Entertainment, Ravensburger, Simba, Spin Master, and VTech, as well as many smaller toy companies, and manufacturers of video games and consumer electronics.
In terms of our packaging business, we compete against a large number of packaging manufacturers in North America, such as AEP Industries, Inc., Avery Dennison, Graphic Packaging Holding Company, Packaging Corporation of America and Westrock Company. As a custom box manufacturer and a logistics provider, we believe that we offer a differentiated, cost efficient, outsourced, “back-end” to deliver product for emerging companies and brands that struggle to deliver efficiently to customers, and/or to scale as demand for product grows. We believe this value-added fulfillment is a significant component of the future of the packaging industry, and have not observed competitors focusing on this niche.
Seasonality
Packaging industry volumes have historically been directly influenced by the volume of non-durable goods production. As the toy business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season, seasonality has significant impact on us. These seasonal purchasing patterns and requisite production lead times create risk to our business associated with the underproduction of popular toys and the overproduction of less popular toys that do not match consumer demand. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers and theme parks manage their toy inventories, we may experience cyclical ordering patterns for products and product lines that may cause our sales to vary significantly from period to period.
E-commerce has partially delinked the association between packaging industry volumes and the volume of non-durable goods production. We intend to expand this flattening of traditional seasonality from e-commerce channels to our toy business as well, including through the continued emergence of crowd-funded “micro brands” that we believe will further delink demand for our products and services from historical demand fluctuation.
Product Design and Development
We design the substantial majority of our products in-house, and custom design more than 90% of our products for specific customers and their needs. We utilize our existing tooling to produce samples/prototypes for customer review, refinement and approval.
Sales, Marketing and Advertising
We develop new customer prospects through outbound sales calls, trade show participation, web searches and through referrals from existing customers.
Research and Development
We often utilize real-time analytics and metrics to forecast response rates, unit volume growth, return on investment and forecast long-term market acceptance for our products. We initially test online response using feedback from our web testing tools, such as Google Analytics. We intend to apply these analytics and metrics to small brands that we may acquire.
Government Regulations and Environmental Quality
Our products sold in the United States are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some states. We believe that we are in substantial compliance with these laws and regulations. Our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including the European Union and Canada. We believe that we are in substantial compliance with these laws and regulations.
We maintain a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, we may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required.
Our advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, our web-based products and services and other online and digital communications activity are or may be subject to US and foreign privacy-related regulations, including the US Children’s Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC) and related national regulations. We believe that we are in substantial compliance with these laws and regulations.

Our worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. We believe that we are in substantial compliance with these laws and regulations. Our operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies within and outside the United States with respect to the discharge or cleanup of hazardous waste. We are not aware of any material cleanup liabilities.
Furthermore, we are subject to various other federal, state, local and international laws and regulations applicable to its business. We believe that we are in substantial compliance with these laws and regulations.
Employees
As of December 31, 2017, we had 30 total employees, all of whom were full-time employees. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be good.
Corporate Information
Our principal executive offices are located at 4030 Skyron Drive, Suite F, Doylestown, Pennsylvania 18902. Our telephone number is (610) 829-1039. The address of our website is www.xspandproductslab.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.
ITEM 1A.   RISK FACTORS
Not applicable to smaller reporting companies.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable to smaller reporting companies.
ITEM 2.   PROPERTIES
The following table summarizes pertinent details of our properties as of December 31, 2017:
Location	Owned or Leased	Lease Expiration	Type of Property
4030 Skyron Drive, Suite F Doylestown, Pennsylvania 18902	Leased	Month-to-Month Lease	Principal Executive Office
20 Industrial Road Alpha, New Jersey 08865	Leased	Month-to-Month Lease	Packaging and Logistics Center
51 South Lincoln Avenue Washington, New Jersey 07882	Owned by Fergco	N/A	Rental Property
Penninsula Centre No. 67 Mody Road Room 1112, 11/F Tsim Sha Tsui Kowloon, Hong Kong	Leased	July 22, 2018	Office Space and Showroom
We believe our existing facilities are suitable for Company operations.
ITEM 3.   LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings. Although we are not currently a party any material legal proceedings, from time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of these proceedings may result in adverse decisions or settlements, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common stock. We have applied to list our common stock on The Nasdaq Capital Market (“Nasdaq”) under the symbol “XSPL.” There can be no assurances that our listing application will be approved in a timely fashion, if at all.
Holders
The Company had approximately seven holders of record of common stock as of April 20, 2018.
Dividends
For the year ended December 31, 2017, we declared a cash dividend of  $3,029,720, which was paid on September 30, 2017 in connection with Xspand’s acquisition of SRM and Fergco. For the year ended December 31, 2016, we declared a cash dividend of  $259,489. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2017, we had not issued any stock option grants or other awards under the Xspand Products Lab, Inc. Omnibus Incentive Plan.
Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.   SELECTED FINANCIAL DATA
Not required for smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of factors that we may not know. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiaries, SRM and Fergco, the discussion and analysis relates to activities primarily conducted at the subsidiary level.
All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.
Overview
Xspand Products Lab, Inc. (“Xspand”) was incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. On October 26, 2017, Idea Lab X Products, Inc. changed its name to Xspand Products Lab, Inc. On February 14, 2018, Xspand effected a one-for-3.333333 reverse stock split of its issued and standing shares of common stock. All share information has been retroactively restated to reflect the aforementioned reverse stock split.
As of December 31, 2017, Xspand had two wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”) and Ferguson Containers, Inc. (“Fergco”). On September 30, 2017, SRM and Fergco were acquired by Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Xspand.
SRM was incorporated in Hong Kong on January 14, 1981 and Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Our two reportable segments correspond to SRM and Fergco’s business lines: (i) the design, manufacture and sale of a broad variety of innovative toy products sold directly to retailers or direct to consumers via e-commerce in North America, Asia and Europe by our SRM segment, and (ii) the design, manufacture and sale of packaging and packaging materials to industrial and pharmaceutical companies in North America by our Fergco segment.
Our net income was $1,533,431 and $499,366 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of  $235,630.
Financial Overview
Revenues
We generate revenues through our two business segments. Through our SRM segment, we sell a broad variety of innovative toy products directly to retailers or direct to consumers via e-commerce in North America, Asia and Europe. Through Fergco, we sell packaging and packaging materials principally to industrial and pharmaceutical companies in North America.
Cost of Revenues
Our cost of revenues includes inventory costs, materials and supplies costs, internal labor costs and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.
Rental Income
We earn rental income from a month-to-month lease on a portion of the building located in Washington, New Jersey that we own.
Results of Operations
Twelve Months Ended December 31, 2017 Compared with Twelve Months Ended December 31, 2016
Revenue
For the twelve months ended December 31, 2017 and 2016, total revenues and revenues by segment consisted of the following:
	For the Twelve Months Ended December 31,
	2017	2016
Revenues:
Fergco	$5,554,677	$5,013,133
SRM	$9,405,773	$11,008,867
Total consolidated revenues	$14,960,450	$16,022,000

For the twelve months ended December 31, 2017, revenues from our Fergco segment increased by $541,544, or 11%, as compared to the twelve months ended December 31, 2016. The increase was primarily attributable to incremental sales to new and existing customers.
For the twelve months ended December 31, 2017, revenues from our SRM segment decreased by $1,603,094, or 15%, as compared to the twelve months ended December 31, 2016. The decrease was primarily attributable to the Walt Disney Company’s theme park safety officers terminating sales of toy weapons in response to school shootings in the United States.
Cost of Revenues
For the twelve months ended December 31, 2017 and 2016, cost of revenues decreased by $33,318. Cost of revenues consisted of the following:
	For the Twelve Months Ended December 31,
	2017	2016
Cost of revenues:
Fergco	$4,048,070	$3,370,275
SRM	$6,969,555	$7,684,720
Total consolidated cost of revenues	$11,017,625	$11,054,995

Gross Profit
Gross profit and gross margin by segment and totals are as follows:
	For the Twelve Months Ended December 31,
	2017	%	2016	%
Fergco	$1,506,607	27.1%	$1,642,858	32.7%
SRM	$2,436,218	25.9%	$3,324,147	30.0%
Total consolidated gross profit and gross margin	$3,942,825	26.4%	$4,967,005	30.7%

*
Gross margin based on respective segment sales.

For the twelve months ended December 31, 2017, gross profit for our Fergco segment decreased $136,303 as compared to the twelve months ended December 31, 2016. Gross margin decreased by 5.6% for the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016. The decrease was primarily due to an increase in cost of raw materials.
For the twelve months ended December 31, 2017, gross profit for our SRM segment decreased by $858,629, or 4.1%, as compared to the twelve months ended December 31, 2016. These decreases were primarily due to an increase in cost of raw materials and the Walt Disney Company’s theme park safety officers terminating sales of toy weapons in response to school shootings in the United States.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2,383,104 and $4,535,920 for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease of  $2,152,816, or 47%. The decrease was primarily attributable to the elimination of management fees due to the termination of relationships with third-party agencies for the sourcing of products from Hong Kong, which was partially offset by an increase in administrative wages due to the hiring of internal staff to replace the work done by third-party agencies for the sourcing of products from Hong Kong.
Rental Income
Rental income was $102,815 for each of the twelve months ended December 31, 2017 and 2016.
Liquidity and Capital Resources
At December 31, 2017, we had total current assets of  $3,103,922 and current liabilities of  $1,498,301 resulting in working capital of  $1,605,621. At December 31, 2017, we had total assets of  $4,070,826 and total liabilities of  $4,303,457 resulting in stockholders’ deficit of  $232,630.
At December 31, 2017, we had $2,770,947 of outstanding notes payable due to our related parties. These notes arose as part of the consideration paid in our acquisition of SRM and Fergco.
At December 31, 2017, we had a cash and cash equivalents balance of  $557,268. We expect our current cash on hand to be sufficient to meet our operating expenses, debt service and capital requirements for at least the next twelve months from the date of this filing. We believe that our current cash and cash expected to be generated from operations will be sufficient for us to fund our operating expenses, debt service and capital expenditure requirements for the next 24 months.
Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

During the twelve months ended December 31, 2017 and 2016 and the years ended December 31, 2017 and 2016, our sources and uses of cash were as follows:
Net cash provided by operating activities for the twelve months ended December 31, 2017 was $1,091,386 which included cash provided by net income of  $1,533,431 partially offset by $630,328 of cash used by changes in operating assets and liabilities. Net cash provided by operating activities for the twelve months ended December 31, 2016 was $533,888, which included cash provided by net income of $499,366 partially increased by $34,522 of cash generated by changes in operating assets and liabilities.
Net cash used in investing activities was $39,151 and $219,015 for the twelve months ended December 31, 2017 and 2016, respectively. Cash used in investing activities was attributable to purchases of property and equipment.
Cash used in financing activities for the twelve months ended December 31, 2017 and 2016 totaled $3,029,720 and $259,489, respectively, which related to the payment of dividends.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.
Our significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, the valuation allowance related to our deferred tax assets and the recoverability and useful lives of long-lived assets. Certain of our estimates could be affected by external conditions, including those unique to our and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.
Revenue Recognition
For the periods ended December 31, 2017 and December 31, 2016, we recognized revenue when it was realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated by SRM is recognized upon shipment from its contract manufacturers in China, while revenue generated by Fergco is recognized upon shipment directly to the customer.
Beginning January 1, 2018, we will recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers. ASC 606 requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer, (ii) identity the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue when or as the entity satisfied a performance obligation. We do not expect the transition to this standard to have a material impact on our consolidated financial statements.

Income Taxes
We account for income taxes under the provisions of the FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”).
We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.
We utilize a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in our financial statements as of December 31, 2017 and 2016. We do not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.
Our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.
Recently Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20).). We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation — Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The adoption of this standard did not have any impact on our consolidated financial statements, since no awards have been granted under the Xspand Products Lab, Inc. Omnibus Incentive Plan as of December 31, 2017.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating ASU 2015-11 and its impact on our consolidated financial position, results of operations, and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard effective January 1, 2015 and its adoption did not have a material impact on our financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating ASU 2016-02 and its impact on our consolidated financial position, results of operations, and cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating ASU 2016-15 and its impact on our consolidated financial position, results of operations, and cash flows.
Jumpstart Our Business Startups Act of 2012
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Xspand Products Lab, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xspand Products Lab, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2017.
New York, NY
April 23, 2018

Xspand Products Lab, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$557,268	$2,534,753
Accounts receivable, net	1,430,236	1,498,705
Inventory	240,061	164,511
Prepaid expenses and other current assets	41,461	42,154
Due from related party	834,897	—
Total Current Assets	3,103,923	4,240,123
Property and equipment, net	966,904	1,116,036
Total Assets	$4,070,827	$5,356,159
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,135,039	$843,424
Accrued expenses and other current liabilities	137,709	114,362
Due to related party	—	132,404
Current portion of notes payable – related parties	225,553	—
Total Current Liabilities	1,498,301	1,090,190
Notes payable – related parties, non-current	2,770,947	2,996,500
Deferred tax liability	34,209	5,810
Total Liabilities	$4,303,457	$4,092,500
Commitments and Contingencies (Note 9)
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized; 3,000,000 shares issued and outstanding as of December 31, 2017 and 2016	$3,000	$3,000
Additional paid-in capital	—	746,526
Retained Earnings Accumulated (Deficit)	(235,630)	514,133
Total Stockholders’ Equity (Deficit)	(232,630)	1,263,659
Total Liabilities and Stockholders’ Equity (Deficit)	$4,070,827	$5,356,159

The accompanying notes are an integral part of these Consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2017	2016
Revenues, net	$14,960,450	$16,022,000
Cost of revenues	11,017,625	11,054,995
Gross Profit	3,942,825	4,967,005
Operating Expenses:
Selling, general and administrative	2,383,104	4,535,920
Total Operating Expenses	2,383,104	4,535,920
Operating Income	1,559,721	431,085
Other Income:
Rental income	102,815	102,815
Interest income	4,000	5,838
Total Other Income	106,815	108,653
Income Before Income Taxes	1,666,536	539,738
Income tax expense	133,105	40,372
Net Income	$1,533,431	$499,366
Net Income Per Share
– Basic and Diluted	$0.51	$0.17
Weighted Average Number of Common Shares Outstanding
– Basic and Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these Consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Retained Earnings Accumulated (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	3,000,000	$3,000	$746,526	$274,256	$1,023,782
Dividends				(259,489)	(259,489)
Net income				499,366	499,366
Balance, December 31, 2016	3,000,000	3,000	746,526	514,133	1,263,659
Dividends			(746,526)	(2,283,194)	(3,029,720)
Net income				1,533,431	1,533,431
Balance, December 31, 2017	3,000,000	$3,000	$—	$(235,630)	$(232,630)

The accompanying notes are an integral part of these Consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2017	2016
Cash Flow from Operating Activities
Net income	$1,533,431	$499,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,283	190,938
Changes in assets and liabilities:
Accounts receivable	68,469	(250,974)
Inventory	(75,550)	11,269
Prepaid expenses and other current assets	693	70,418
Accounts payable	291,615	615,175
Accrued expenses and other current liabilties	23,347	(189,327)
Deferred tax liability	28,399	(5,015)
Due to/from related party	(967,301)	(407,962)
Net Cash Provided by Operating Activities	1,091,386	533,888
Cash Flows from Investing Activities
Purchases of property and equipment	(39,151)	(219,015)
Net Cash Used in Investing Activities	(39,151)	(219,015)
Cash Flows from Financing Activities
Dividends paid	(3,029,720)	(259,489)
Net Cash Used in Financing Activities	(3,029,720)	(259,489)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,977,485)	55,384
Cash and Cash Equivalents – Beginning of Year	2,534,753	2,479,369
Cash and Cash Equivalents – End of Year	$557,268	$2,534,753
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$64,465	$45,233

The accompanying notes are an integral part of these Consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business Organization and Nature of Operations
Xspand Products Lab, Inc. (“Xspand”) was incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. On October 26, 2017, Idea Lab X Products, Inc. changed its name to Xspand Products Lab, Inc.
As of December 31, 2017, Xspand had two wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”) and Ferguson Containers, Inc. (“Fergco”). SRM was incorporated in Hong Kong on January 14, 1981 and primarily designs, manufactures and sells a broad variety of innovative toy products directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe. Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Fergco primarily designs, manufactures and sells packaging and packaging materials for industrial and pharmaceutical companies in North America.
On September 30, 2017, SRM and Fergco were acquired by Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500 (see Note 8). This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Xspand.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in US dollars.
Principles of Consolidation
The consolidated financial statements include the accounts of Xspand and its wholly-owned subsidiaries, SRM and Fergco. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification
Certain amounts with the consolidated statements of operations have been reclassified to conform with the current presentation. These reclassifications had no impact on the Company’s previously reported financial position, net income or cash flows for any of the periods presented.
Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.
The Company’s significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, the valuation allowance related to the Company’s deferred tax assets and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents in the consolidated financial statements.
The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of December 31, 2017 and 2016, the Company had cash of  $346,994 and $43,347, respectively, which was held by banking institutions located outside the United States of America. As of December 31, 2017 and 2016, the Company had cash balances in excess of FDIC insurance limits of  $131,183 and $1,541,156, respectively.
Accounts Receivable
Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2017 and 2016, the allowance for uncollectable amounts was not material. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.
Inventory
Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization, which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as follows: 3 to 5 years for office equipment, 5 to 7 years for furniture and fixtures, 6 to 10 years for machinery and equipment, 10 to 15 years for building improvements, 5 years for software, 5 years for molds, 5 to 7 years for vehicles and 40 years for buildings.
When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2017 and 2016.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (Continued)

an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated by SRM is recognized upon shipment from its contract manufacturers in China, while revenue generated by Fergco is recognized upon shipment directly to the customer.
Cost of Revenues
Cost of revenues includes freight charges, purchasing and receiving costs, depreciation and inspection costs.
Shipping and Handling Costs
Shipping and handling costs include inbound freight costs and the cost to ship product to the customer and are included in cost of sales.
Fair Value of Financial Instruments
The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.
Foreign Currency Translation
The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies (HK dollars) are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2017 and 2016 and the cumulative translation gains and losses as of December 31, 2017 and 2016 were not material.
Concentrations
During the year ended December 31, 2017 and 2016, revenues generated from one customer represented approximately 31% and 26% of the Company’s total revenue, respectively. As of December 31, 2017 and 2016, accounts receivable from one customer was 17% and 19%, respectively, of total accounts receivable.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (Continued)

For the years ended December 31, 2017 and 2016, total sales in the United States represented approximately 83% and 80% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2017 and 2016.
Income Taxes
The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic 740 “Income Taxes” (“ASC Topic 740”).
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.
The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.
The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. Although the Company is unable to make a reasonable estimate on the full effect on our income taxes as of the date of this report, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance.
The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.
Earnings Per Share
Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period, adjusted to give effect to the 1-for-3.333333 reverse stock split, which was effected on February 14, 2018 (see Note 12). Diluted net

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (Continued)

income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. As of December 31, 2017 and 2016, there were no dilutive securities outstanding.
Subsequent Events
The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.
Segment Reporting
The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) design, manufacture and sale of a broad variety of innovative toy products sold directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe by SRM, and (ii) the design, manufacture and sale of packaging and packaging materials to industrial and pharmaceutical companies in North America by Fergco.
Recently Issued Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the new standard effective January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation — Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The adoption of this standard did not have any impact on the Company’s consolidated financial statements since no awards have been granted under the Xspand Products Lab, Inc. Omnibus Incentive Plan as of December 31, 2017.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial position, results of operations, and cash flows.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (Continued)

throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20).). The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”). The FASB issued ASU 2015-17 as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in ASU 2015-17 align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2015 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating ASU 2016-15 and its impact on the Company’s consolidated financial position, results of operations, and cash flows.
Note 3 — Inventory
As of December 31, 2017 and 2016, inventory consisted of the following:
	December 31,
	2017	2016
Raw materials	$30,410	$25,001
Finished goods	209,651	139,510
Total inventory	$240,061	$164,511

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Prepaid Expenses and Other Current Assets
As of December 31, 2017 and 2016, prepaid expenses and other current assets consisted of the following:
	December 31,
	2017	2016
Customer deposits	$30,890	$—
Other	10,571	42,154
Total prepaid expenses and other current assets	$41,461	$42,154

Note 5 — Property and Equipment, Net
As of December 31, 2017 and 2016, property and equipment, net consisted of the following:
	December 31,
	2017	2016
Land	$79,100	$79,100
Buildings	427,704	414,404
Building improvements	745,685	745,685
Equipment and machinery	3,899,040	3,877,058
Furniture and fixtures	280,124	276,646
Computer software	23,518	23,518
Molds	4,552,374	4,546,856
Vehicles	404,759	404,759
	10,412,304	10,368,026
Less: accumulated depreciation and amortization	(9,445,400)	(9,251,990)
Property and equipment, net	$966,904	$1,116,036

Depreciation and amortization expense was $188,283 and $190,938 for the years ended December 31, 2017 and 2016, respectively.
Note 6 — Accrued Expenses and Other Current Liabilities
As of December 31, 2017, and 2016, accrued expenses and other current liabilities consisted of the following:
	December 31,
	2017	2016
Accrued income taxes	$56,745	$16,503
Accrued other taxes	55,413	56,076
Accrued payroll and benefits	8,703	12,907
Accrued professional fees	16,848	28,876
Total accrued expenses and other current liabilities	$137,709	$114,362

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income Taxes
United States and foreign components of income before income taxes were as follows:
	For the Years Ended December 31,
	2017	2016
United States	$49,097	$317,611
Foreign	1,617,439	222,127
Income before income taxes	$1,666,536	$539,738

Fergco was a Subchapter S pass-through entity for income tax purposes prior to the acquisition by Xspand on September 30, 2017. Accordingly, Fergco was not subject to income taxes prior to such acquisition and therefore, the tax provision related to the United States income is only for the period from October 1, 2017 to December 31, 2017.
The Company’s foreign entity is SRM, which is an entity subject to the Hong Kong, China tax regime that was not owned by Xspand during the time periods presented. The Hong Kong tax returns remain subject to examination by local taxing authorities beginning with the tax year ended December  31, 2011.
The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:
	For the Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$50,524	$—
Less: valuation allowance	(50,524)	—
Net deferred tax assets	—	—
Deferred tax liabilities:
Property and equipment	34,209	5,810
Deferred tax liabilities	34,209	5,810
Net deferred tax liabilities	$34,209	$5,810

The income tax provision (benefit) consists of the following:
	For the Years Ended December 31,
	2017	2016
Current:
Federal	$27,513	$—
Foreign	71,125	45,362
State and local	6,069	—
Total current	104,707	45,362
Deferred:
Federal	$23,249	$—
Foreign	(3,153)	(4,990)
State and local	8,302	—
Total deferred	28,398	(4,990)
Income tax provision (benefit)	$133,105	$40,372

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income Taxes – (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:
	For the Years Ended December 31,
	2017	2016
Tax at federal statutory rate	34.0%	34.0%
Effect of U.S. tax law change	-0.9%	0.0%
U.S. income attributable to pass-through entity	-4.4%	-20.0%
U.S. income subject to valuation allowance	4.9%	0.0%
State and local income taxes	0.9%	0.0%
Foreign income not subject to U.S. federal tax	-33.0%	-14.0%
Foreign tax	4.1%	7.5%
Other	2.4%	0.0%
Effective income tax rate	8.0%	7.5%

Note 8 — Related Party Transactions
As of December 31, 2017 and 2016, due to/from related party consists of amounts due to/from SRM Entertainment Group LLC (“SRM LLC”), which was the parent of SRM prior to its acquisition by Xspand, related to management fees charged by SRM LLC to SRM as well as other operating expenses that were paid for on behalf of one related party to the other related party. As of December 31, 2017 and 2016, the net amount due from related parties was $834,897 and the net amount due to related parties was $132,404, respectively. Such amounts are due currently. Management fees charged to SRM by SRM LLC were $0 and $1,780,637 for the years ended December 31, 2017 and 2016, respectively.
On September 30, 2017, SRM and Fergco were acquired by Xspand from entities having similar ownership as Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries, except that equity reflects the equity of Xspand. The issued debt was treated as a return of capital.
In connection with the acquisition of SRM and Fergco, Xspand issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P, in relation to the acquisition of SRM in the amount of  $2,120,000 and the other note was issued to the stockholders of Fergco in the amount of $876,500. The notes bear interest at a rate of six percent (6%) per annum and have an effective interest rate of six percent (6%) per annum. Xspand is required to make monthly payments comprised of principal and interest beginning in January 2018 that are amortized over ten (10) years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates ($666,113 due on December 1, 2020 and $1,217,431 due on December 1, 2022).
For the Years Ended December 31,	Amount
2018	$225,553
2019	239,465
2020	920,347
2021	190,963
2022	1,420,172
$2,996,500

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies
Operating Lease
On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong that expires on July 22, 2018. Monthly lease payments are approximately $6,000 for a total of approximately $152,000 for the total term of the lease.
There were not any future minimum payments under operating lease agreement that extended beyond 2018.
Total rent expense for the years ended December 31, 2017 and 2016 was $191,405 and $128,415, respectively, and is included in general and administrative expense on the consolidated statements of operations.
Rental Income
Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for the years ended December 31, 2017 and 2016 was $102,815 and $102,815, respectively, and is included in other income on the consolidated statements of operations.
Legal Contingencies
The Company is involved in claims and litigation in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery, and/or development of important factual information and legal information is insufficient to enable the Company to estimate a range of possible loss, if any. An adverse determination in one or more of these pending matters could have an adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10 — Stockholders’ Equity
Authorized Capital
As of December 31, 2017, the Company was authorized to issue 250,000,000 shares of common stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share.
Dividends
The Company declared and distributed dividends totaling $3,029,721 and $259,489 during the years ended December 31, 2017 and 2016, respectively. The dividends were proportionate to ownership interests.
Note 11 — Segment Reporting
The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2017 and 2016 were the SRM segment and the Fergco segment. The Company’s chief operating decision maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Segment Reporting – (Continued)

Segment operating profit is determined based upon internal performance measures used by the chief operating decision maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.
Segment information available with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:
	For the Years Ended December 31,
	2017	2016
Revenues:
Fergco	$5,554,677	$5,013,133
SRM	9,405,773	11,008,867
Total segment and consolidated revenues	$14,960,450	$16,022,000
Gross profit:
Fergco	$1,506,607	$1,642,858
SRM	2,436,218	3,324,147
Total segment and consolidated gross profit	$3,942,825	$4,967,005
Income from operations:
Fergco	$182,878	$194,040
SRM	1,617,433	237,045
Corporate	(240,590)	—
Total segment and consolidated income from operations	$1,559,721	$431,085
Depreciation and amortization:
Fergco	$140,828	$121,414
SRM	47,455	69,524
Total segment depreciation and amortization	$188,283	$190,938

	December 31,
	2017	2016
Segment total assets
Fergco	$1,853,273	$3,548,918
SRM	2,217,296	1,807,241
Corporate	258	—
Total segment and consolidated assets	$4,070,827	$5,356,159

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Subsequent Events
On February 14, 2018, the Company’s board of directors approved a resolution to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-3.333333. On February 14, 2018, the Company effected a 1-for-3.333333 reverse stock split. Upon effectiveness of the reverse stock split, every 3.333333 shares of outstanding common stock decreased to one share of common stock. The effect of the February 14, 2018 one-for-3.333333 reverse stock split was retrospectively reflected for all periods presented.
On February 28, 2018, the Company agreed to assume certain consulting agreements entered into by SRM LLC, which was the parent of SRM prior to its acquisition by Xspand. Under these consulting agreements SRM LLC offered these consultants options to own stock if SRM LLC were ever sold for past considerations. As an accommodation to Xspand, the principal stockholder of SRM satisfied these agreements on behalf of the Company, by transferring 344,250 of his shares to the consultants. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company will record a charge for the fair value of these shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that, there were no control deficiencies existing that constituted a material weaknesses.
Our Chief Executive Officer and Chief Financial Officer concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control —  Integrated Framework issued by COSO (2013 Framework).
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).
Changes in internal control over financial reporting
None.
ITEM 9B.   OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors consists of five (5) members: Christopher B. Ferguson (who is the Chairman of the board of directors), Kevin Ferguson, John Marchese, Michael Palleschi and Richard H. Williams.
Our current executive officers are Christopher B. Ferguson, Chief Executive Officer; Philip Anderson, Chief Financial Officer and Corporate Secretary; Kevin Ferguson, President and Treasurer and Bruce R. Bennett, Chief Product Officer.
Directors and Executive Officers
The following table provides information as of April 20, 2018 as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:
Name	Age	Position(s)
Christopher B. Ferguson	49	Chairman and Chief Executive Officer
John Marchese(1)(2)(3)	66	Director
Michael Palleschi(1)(2)(3)	41	Director
Richard H. Williams(1)(2)(3)	81	Director
Kevin J. Ferguson	57	Director, President and Treasurer
Philip Anderson	50	Chief Financial Officer and Corporate Secretary
Bruce R. Bennett	59	Chief Product Officer

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Corporate Governance and Nominating Committee

No Family Relationships
Christopher B. Ferguson and Kevin J. Ferguson are brothers. There are no other family relationships among any of our officers or directors.

BOARD OF DIRECTORS
Our articles of incorporation and bylaws provide that our board of directors will consist of between three and five directors, provided that the minimum and maximum number of directors may be increased or decreased by our board of directors from time to time. In accordance with our bylaws and Nevada law, our board of directors oversees the management of the business and affairs of the Company. Our directors are elected by our stockholders at our annual stockholders meeting for one-year terms and to serve until their successors are duly elected and qualified or until their earlier death, resignation or removal. Stockholders are not entitled to cumulative voting in the election of our directors.
Christopher B. Ferguson has acted as our Chief Executive Officer, as well as Chairman of our board of directors since July 2017. From July 2013 until July 2017, Mr. Ferguson served as Chief Executive Officer of SRM and Fergco. In 2010, Mr. Ferguson co-founded a company in the fiber network industry, FTE Networks. Inc. (FTNW:NYSEAMERICAN), and served as CEO of the company until June 2013. Mr. Ferguson remains a board member and stockholder of that company. In August 2001, Mr. Ferguson co-founded Mercer Staffing, and acted as its president until December 2007. In June 1995, Mr. Ferguson founded The Florio Group, a private equity investment company, with former New Jersey governor James J. Florio. From June 1995 to October 2001, Mr. Ferguson served as Managing Director of The Florio Group. From May 1995 until August 1999, Mr. Ferguson also acted as Chief Financial Officer for Cabot Marsh Corporation, a healthcare consulting firm. Mr. Ferguson holds a Bachelor of Arts degree from Villanova University and a Juris Doctor degree from Widener University School of Law.
Kevin J. Ferguson has been a member of our board of directors, and has been our President and Treasurer, since July 2017. Mr. Ferguson acted as a member of the board of directors of Fergco from June 1995 until July 2017, and was employed as Fergco’s president from June 1999 to July 2017. Between June 1995 and May 1999, he worked as head of sales for Fergco. Mr. Ferguson holds a Bachelor of Science degree in business administration from Villanova University.
John Marchese has been a member of our board of directors since December 2017. In June 2000, he founded Marchese Associates, a branding and integrated marketing consultancy located in Ponte Vedra Beach, Florida. Mr. Marchese has served as Marchese Associates’ president and managing partner since its founding. Prior to founding Marchese Associates, Mr. Marchese was President of the Americas at Cordiant Communications Group’s Bates Worldwide, an advertising agency and President of Omnicom’s Alcone Marketing Group, a marketing agency focused on retail strategies. Mr. Marchese holds a Bachelor of Arts from Fordham University, and has been an active participant in the Harvard Business School’s Executive Training Program.
Michael Palleschi has been a member of our board of directors since December 2017 and currently serves as the Chairman and Chief Executive Officer of FTE Networks, Inc. (FTNW: NYSEAMERICAN), since being appointed to those roles in January 2014. Mr. Palleschi joined FTE Networks, Inc. in October 2010, as part of his responsibilities as Chief Operating Officer of Focus Venture Partners, which featured investments in growing telecom companies besides FTE Networks, Inc. including Focus Fiber Solutions, Jus-Com and Townsend Careers. Prior to working as COO of Focus Venture Partners, from June 2007 until 2010, he was the Director of Infrastructure Services for a South Florida facilities-based telecommunications company. From 2000 to 2007, he held several Senior Management roles in New York and Georgia at Level 3 Communications, a global network company focused on managed security, network, voice and data services. Mr. Palleschi has also held several senior management and executive roles at major telecommunications companies such as Qwest Communications and MCI. Mr. Palleschi holds multiple degrees in both Engineering and Business Management from the State University of New York at Albany.
Richard H. Williams has been a member of our board of directors since December 2017. From September 2017 to the present, Mr. Williams has served as a member of the board of directors of ITUS Corporation (ITUS: NASDAQ), a pharmaceutical company developing a platform to assist in the early detection of cancer. Since October 2015 to the present, he has served as special advisor to the Chairman and Chief Executive Officer of Parker Vision, Inc. (PRKR: NASDAQ), a cellular handset manufacturer located in Jacksonville, Florida. In that role, Mr. Williams focuses on the areas of business development, acquisitions and investment banking. From October 2011 to December 2013, Mr. Williams was employed as the Chairman and Chief Executive Officer of Sky Titan, Inc., a cargo airplane manufacturer. He was then employed as a consultant to Sky Titan, Inc. from December 2013 to October 2015. From June 2003 until May 2009, Mr. Williams served as a member of the board of directors of Iris International, Inc. (IRIS:NASDAQ) in Chatsworth, California, including stints as chairman of the board from June 2003 until January 2008 and lead director from January 2008 to May 2009. Mr. Williams holds a Bachelor of Science degree from New York University.
Qualifications of Director Nominees
When considering whether our director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our operational and organizational structure, our nominating and corporate governance committee and the board of directors focused primarily on the information discussed in each of the director nominees’ individual biographies set forth above and on the following particular attributes:
Mr. Christopher Ferguson:   Mr. Ferguson offers executive decision-making and risk assessment skills as a results of his previous experiences and services as Chief Executive Officer of a public company. Our nominating and corporate governance committee and board of directors considered Mr. Ferguson’s 12 years of experience as a founder and senior executive officer of public and private corporations, and his current services as our Chief Executive Officer and determined that his vast experience in the role as a leader and executive and his direct involvement and understanding of both SRM and Fergco’s ongoing operations should facilitate the board of directors in its evaluation of strategic initiatives and operational performance.
Mr. Kevin Ferguson:   Mr. Ferguson brings to the board valuable and practical business skills, as well as his extensive leadership and significant historical institutional knowledge of Fergco’s operations. Our nominating and corporate governance committee and board of directors considered his over 20 years of experience as a board member of Fergco, and his current services as our President and Treasurer, determining that his vast experience in sales and his extensive experience and leadership skills provide a significant benefit as a member of the board of directors.
Mr. Marchese:   Mr. Marchese brings valuable leadership and expertise in bradding and integrated marketing, as evidenced by his experience at large marketing and advertising agencies, as well as his current positions as President and Managing Partner of Marchese Associates. Our nominating and corporate governance committee and board of directors considered his over 20 years of services as a founder, president, and managing partner of highly successful communications, advertising and marketing firms. His experience in prior leadership roles as well as his operational experience in the marketing and advertising firms he serviced provide a significant benefit to our audit, nominating and corporate governance, and compensation committees and to our board of directors.
Mr. Palleschi:   Mr. Palleschi brings business knowledge and retail experience arising from his tenure in the telecommunications industry to the board. Our nominating and corporate governance committee and board of directors considered his over 15 years of service as an executive at major telecommunications companies as well as his experience and prior services as COO of Focus Venture Partners. Mr. Palleschi’s service in both operational and leadership roles provides a significant benefit to our audit, nominating and corporate governance, and compensation committees as well as to our board of directors.
Mr. Williams:   Mr. Williams brings valuable and practical business skills to the board as director and chairman of public companies. He also possesses important skills related to business development, acquisitions and investment banking. Our nominating and corporate governance committee and board of directors considered his nearly 20 years of service as a board member and advisor to publicly traded companies as well as his role as a senior executive officer of a private firm. The board determined that his prior experience in serving as a public company director and his expertise in strategic planning and public company executive matters significantly benefit our audit, nominating and corporate governance, and compensation committees as well as our board of directors.

NON-DIRECTOR EXECUTIVE OFFICERS
Philip Anderson has acted as our Chief Financial Officer since August 2017. From November 2016 to June 2017, Mr. Anderson served as a consultant and Chief Financial Officer of COPsync, Inc. (COYN:NASDAQ), an information technology company that is focused on providing data management and services to the law enforcement industry. From January 2015 to July 2016, Mr. Anderson served as Chief Financial Officer of Electronic Cigarettes International Group Ltd. (ECIG:OTC), an electronic cigarettes manufacturer. From October 2006 to December 2014, he was a managing member of Pinnacle Fund, a Dallas, Texas-based hedge fund and family office investing in small to micro-cap public companies. Prior to joining Pinnacle Fund, Mr. Anderson was the director of research at Siar Capital from January 1999 to August 2006, a family office specializing in micro- and small-cap public and private investments. Prior to his time spent with Siar Capital, Phil performed sell-side research at the investment banks C.E. Unterberg and Ladenburg Thalmann. Mr. Anderson holds a Bachelor of Arts from Ithaca College and a Masters of Business Administration from Hofstra University.
Bruce R. Bennett has been our Chief Product Officer since July 2017. From January 1998 to June 2017, Mr. Bennett was employed as president of SRM, where he focused largely on the company’s product sourcing between China and the company’s various entertainment industry customers, such as Disney, Universal Studios, Six Flags, SeaWorld and Madison Square Garden. Mr. Bennett started at SRM in 1984, as assistant to the president, and worked his way up to the role of Vice President of Sales and Marketing prior to being named president of the company in January 1998.
Director Independence
The Company has determined that John Marchese, Michael Palleschi and Richard H. Williams are “independent” as defined by, and determined under, the applicable director independence standards of The Nasdaq Stock Market LLC.
Liability and Indemnification of Directors and Officers
Our Articles of Incorporation provide that to the fullest extent permitted under Nevada law, our directors will not be personally liable to the Company or its stockholders for monetary damages for breach of the duty of care, breach of fiduciary duty or breach of any other duties as directors. Our Articles of Incorporation also provide for indemnification of our directors and officers by the Company to the fullest extent permitted by law.
Role of Board in Risk Oversight Process
Our board of directors has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.
The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating/corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Board Committees and Independence
Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which operates under a charter that has been approved by our board of directors.
Each of the Company’s current independent directors, John Marchese, Michael Palleschi and Richard H. Williams, are independent under the rules of The Nasdaq Capital Market. Accordingly, our board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of The Nasdaq Capital Market. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act.
Audit Committee
The members of our audit committee are John Marchese, Michael Palleschi and Richard H. Williams. Mr. Williams chairs the audit committee. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. This committee’s responsibilities include, among other things:
•
appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

•
overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•
reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•
monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•
overseeing our internal audit function;

•
overseeing our risk assessment and risk management policies;

•
establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•
meeting independently with our internal auditing staff, independent registered public accounting firm and management;

•
reviewing and approving or ratifying any related person transactions; and

•
preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
Our board of directors has determined that each of Mr. Williams and Mr. Palleschi are an “audit committee financial expert” as defined in applicable SEC rules.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are John Marchese, Michael Palleschi and Richard H. Williams. Mr. Marchese chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:
•
identifying individuals qualified to become members of our board of directors;

•
recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;

•
developing, recommending to the board, and assessing corporate governance principles, codes of conduct and compliance mechanisms; and

•
overseeing the evaluation of our board of directors.

Compensation Committee
The members of our compensation committee are John Marchese, Michael Palleschi and Richard H. Williams. Mr. Palleschi chairs the compensation committee. This committee’s responsibilities include, among other things:
•
reviewing and recommending corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers;

•
making recommendations to our board of directors with respect to, the compensation level of our executive officers;

•
reviewing and recommending to our board of directors employment agreements and significant arrangements or transactions with executive officers;

•
reviewing and recommending to our board of directors with respect to director compensation; and

•
overseeing and administering our equity-based incentive plan or plans.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serves as a member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.
Board Diversity
Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:
•
personal and professional integrity, ethics and values;

•
experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

•
development or commercialization experience in large entertainment products companies;

•
experience as a board member or executive officer of another publicly-held company;

•
strong finance experience;

•
diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•
diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience;

•
conflicts of interest; and

•
practical and mature business judgment.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code will be posted on the Corporate Governance section of our website, www.xspandproductslab.com.
In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Procedures for Security Holders to Recommend Nominees for Election as Directors
There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since the Company last described such procedures or any material changes thereto.
Company Policy as to Director Attendance at Annual Meetings of Stockholders
The Company’s policy encourages board members to attend annual meetings of stockholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each person who is a director or officer or beneficial owner of more than 10% of the common stock of the Company to file reports in connection with certain transactions. To the knowledge of the Company, based solely upon a review of forms or representations furnished to the Company during or with respect to the most recent completed fiscal year, except for Philip Anderson (who will file his Form 3 for the Company upon receipt of EDGAR codes, likely in the next two to three business days), no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) during such fiscal year or prior fiscal years.
ITEM 11.   EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation of our named executive officers during the years ended December 31, 2017 and 2016: We only had one named executive officer that received compensation in an amount greater than $100,000 during the years ended December 31, 2017 and 2016:
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Christopher B. Ferguson, Chairman and Chief Executive Officer	2017	$90,000	$—	$—	$—	$—	$90,000
	2016	$90,000	$—	$—	$—	$—	$90,000
Philip Anderson, Chief Financial Officer	2017	$0(1)	$0(1)	$—	$—	$0(1)	$0(1)
	2016	$0(1)	$0(1)	$—	$—	$0(1)	$0(1)
Bruce R. Bennett, Chief Product Officer	2017	$225,550	$1,000	$—	$—	$8,844	$235,394
	2016	$177,562	$1,200	$—	$—	$8,934	$187,696

(1)
Philip Anderson joined the Company in 2017.

General.   During 2017 and 2016, we compensated our named executive officers through a combination of base salary, cash bonuses and other benefits including car allowances. Each of our named executive officers has substantial responsibilities in connection with the day-to-day operations of our Company. Since we were recently formed, the amounts indicated in the table above reflect compensation paid or accrued directly by our operating subsidiaries for these individuals prior to the formation of the Company.

Base Salary.   The base salaries of our named executive officers were historically reviewed and set annually by the board of directors of SRM and Fergco; base salaries were also reviewed upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for our named executive officers for 2018 and into the future, our Compensation Committee will rely on external market data and peer data obtained from outside sources. In addition to considering the information obtained from such sources, our Compensation Committee will consider the same factors that the board of directors of SRM and Fergco considered:
•
each named executive officer’s scope of responsibility;

•
each named executive officer’s years of experience and experience in our industry;

•
the types and amount of the elements of compensation to be paid to each named executive officer;

•
our financial performance and performance with respect to other aspects of our operations, such as our growth and profitability; and

•
each named executive officer’s individual performance and contributions to our performance, including leadership and team work.

Cash Bonuses.   Our named executive officers are also eligible to receive an annual cash bonus as a percentage of base salary based on our achievement of various metrics. Annual incentive awards are intended to recognize and reward those named executive officers who contribute meaningfully to our performance for the year. These bonuses are subject to the discretion of the Compensation Committee each year as to whether and in what amounts they will be paid.
Stock Awards.   Our stock incentive awards will be issued under the Xspand Products Lab, Inc. Omnibus Incentive Plan (the “Incentive Plan”) adopted by our board of directors in December 2017. The Incentive Plan provides for up to 1,764,705 shares of our common stock, or 15% of our outstanding shares calculated on a fully diluted basis, to be issued as stock-based incentives. Stock incentive awards under the Incentive Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.
Section 162(m) of the Code.   Section 162(m) of the Code generally limits the corporate tax deduction for compensation in excess of  $1 million that is paid to our named executive officers. We intend to rely on a transition rule for corporations that become publicly held in connection with an initial public offering, which will continue until our annual stockholder meeting in approximately, 2022. During this transition period, the $1 million annual deduction limit will not apply to compensation paid under a plan that existed prior to the initial public offering. Following the transition period, we anticipate that any compensation paid to our named executive officers in excess of  $1 million limit will be nondeductible. The Compensation Committee has carefully considered the impact of Section 162(m) and its limits on deductibility and intends to design its compensation programs in a manner that minimizes the impact of this limit, where applicable.
Employment Agreements
Historically, we generally employed our named executive officers “at will” and did not have written employment agreements with them. As such, we do not presently offer a 401(k) plan or other health or welfare benefits to our executive officers.
Director Compensation
As of April 20, 2018, we have not offered members of our board of directors compensation for their services.
Outstanding Equity Awards at Fiscal Year End
There were no outstanding equity awards as of December 31, 2017 that were held by our named executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of our common stock as of April 20, 2018:
•
each stockholder known by us to beneficially own more than 5% of our outstanding common stock;

•
each of our directors;

•
each of our named executive officers; and

•
all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.
The percentage of beneficial ownership is based on 3,000,000 shares of our common stock outstanding as of April 20, 2018.
	Shares of Common Stock Beneficially Owned
Name of beneficial owner	Number	Percentage
5% Stockholders
Stuart J. Ferguson	300,000	10%
Thomas S. Ferguson	300,000	10%
Lelainya D. Ferguson	1,453,500(1)	48.45%
Claudia McFillin	182,250(2)	6.275%
Stephen R. Mickelberg	162,000	5.4%
Named Executive Officers and Directors
Christopher B. Ferguson, Chairman	1,755,750(3)	58.525%
Kevin J. Ferguson	300,000	10%
John Marchese, Director	*	*%
Michael Palleschi, Director	*	*%
Richard Williams, Director	*	*%
Philip Anderson	*	*%
Bruce R. Bennett	*	*%
All directors and executive officers as a group (8 persons)	2,055,750	68.525%

*
Represents beneficial ownership of less than 1%.

(1)
Includes 1,453,500 shares held jointly with Mrs. Ferguson’s spouse, Christopher B. Ferguson.

(2)
Includes 2,250 shares held by Mrs. McFillin’s spouse, Phillip A. McFillin. Mrs. McFillin disclaims beneficial ownership of the shares.

(3)
Includes 1,453,500 shares held jointly with Mr. Ferguson’s spouse, Lelainya D. Ferguson.

Equity Compensation Plan Information
As of April 20, 2018, we have not issued to our executive officers or members of our board of directors any stock option grants.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Person Transactions
Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Chief Financial Officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:
•
the related person’s interest in the related person transaction;

•
the approximate dollar value of the amount involved in the related person transaction;

•
the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•
whether the transaction was undertaken in the ordinary course of our business;

•
whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; and

•
the purpose of, and the potential benefits to us of, the transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:
•
interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (iii) the amount involved in the transaction is less than the greater of  $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•
a transaction that is specifically contemplated by provisions of our articles of incorporation or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.
Indemnification Agreements
Our articles of incorporation provide that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. In addition, we intend to enter into indemnification agreements with our directors during the 2018 fiscal year.
Stock Option Grants to Executive Officers and Directors
As of April 20, 2018, we have not issued to our executive officers or members of our board of directors any stock option grants.
Related Party Transactions
As of December 31, 2017 and 2016, due to/from related party consists of amounts due to/from SRM Entertainment Group LLC (“SRM LLC”), which was the parent of SRM prior to its acquisition by Xspand, related to management fees charged by SRM LLC to SRM as well as other operating expenses that were paid for on behalf of one related party to the other related party. As of December 31, 2017 and 2016, the net amount due from related parties was $834,897 and the net amount due to related parties was $132,404, respectively. Management fees charged to SRM by SRM LLC were $0 and $1,780,637 for the years ended December 31, 2017 and 2016, respectively.
On December 31, 2017, SRM and Fergco were acquired by Xspand from entities having similar ownership as Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries, except that equity reflects the equity of Xspand.
As stated above, in connection with the acquisition of SRM and Fergco, Xspand issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P. in relation to the acquisition of SRM in the amount of  $2,120,000, and the other note was issued to the stockholders of Fergco in the amount of  $876,500. Both notes bear interest at a rate of six percent per annum. Xspand is required to make monthly payments on the notes, comprised of principal and interest beginning in January 2018 that are amortized over ten years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates ($666,113 due on December 1, 2020 and $1,217,431 due on December 1, 2022).
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Marcum LLP (“Marcum”) served as our independent auditors for the fiscal years ended December 31, 2017 and December 31, 2016. The following is a summary of the fees billed to the Company for professional accounting services rendered for the fiscal years ended December 31, 2017 and 2016.
	Fiscal Year 2017	Fiscal Year 2016
Audit fees – Marcum	$85,300	$123,085
Tax fees – Marcum	$0	$0
Total	$85,300	$123,085
Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our periodic filings.
Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

The Company’s audit committee pre-approved all audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the audit committee has determined that the provision of such services is compatible with maintaining Marcum’s independence.
Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms
The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee’s charter delegates to its chairman the authority to address any requests for pre-approval of services between audit committee meetings, and the chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee’s charter.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.   The following are filed as part of Item 15 of this Annual Report on Form 10-K:
(a)(3) Exhibits required by Item 601 of Regulation S-K.   The information required by this Section (a)(3) of Item 15 of this Annual Report on Form 10-K is set forth on the exhibit index that follows the Signatures page hereof.
EXHIBIT INDEX
Exhibit Number	Description	Incorporated By Reference to			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Idea Lab X Products, Inc.	1-A	2.1	December 22, 2017
3.2	Certificate of Amendment to the Articles of Incorporation of Idea Lab X Products, Inc. dated October 26, 2017	1-A	2.2	December 22, 2017
3.3	Certificate of Amended and Restated Articles of Incorporation of Xspand Products Lab, Inc. dated December 20, 2017	1-A	2.3	December 22, 2017
3.4	Bylaws of Xspand Products Lab, Inc.	1-A	2.4	December 22, 2017
10.1	Form of Indemnification Agreement, between the Company and each director.	1-A	6.7	March 27, 2018
10.2	Xspand Products Lab, Inc. Omnibus Equity Incentive Plan†	1-A	6.8	March 27, 2018
10.3	Strategic Partnership Agreement, between Xspand Products Lab, Inc. and Edison Nation, LLC dated February 26, 2018	1-A	6.9	March 1, 2018
21.1	List of Significant Subsidiaries				X
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

†
Denotes a management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XSPAND PRODUCTS LAB, INC.
Date: April 24, 2018	By: /s/ Christopher B. Ferguson Christopher B. Ferguson, Chairman and Chief Executive Officer
Signature	Title	Date
/s/ Christopher B. Ferguson Christopher B. Ferguson	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 24, 2018
/s/ Philip Anderson Philip Anderson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 24, 2018
/s/ Kevin J. Ferguson Kevin J. Ferguson	Director, President and Treasurer	April 24, 2018
/s/ John Marchese John Marchese	Director	April 24, 2018
/s/ Michael Palleschi Michael Palleschi	Director	April 24, 2018
/s/ Richard H. Williams Richard H. Williams	Director	April 24, 2018