Form 10-Q
period 2018-03-31
Xspand Products Lab, Inc.
filed 2018-05-21
CIK 1717556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-38448

XSPAND PRODUCTS LAB, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

4030 Skyron Drive, Suite F
Doylestown, Pennsylvania	18902
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 10, 2018, there were 4,368,930 shares of the registrant’s common stock outstanding.

XSPAND PRODUCTS LAB, INC.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Xspand Products Lab,” “we,” “us, “our” and similar terms refer to Xspand Products Lab, Inc., a Nevada corporation formerly known as Idea Lab Products, Inc., and our subsidiaries S.R.M. Entertainment Limited (“SRM”) and Ferguson Containers, Inc. (“Fergco”).

Unless otherwise indicated, all share and per share information contained herein gives pro forma effect to the 1:33333 reverse stock split of our common stock, which was effective February 14, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that changes in the distribution network composition may lead to decreases in query volumes; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I - FINANCIAL INFORMATION

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$1,147,502	$557,268
Accounts receivable, net	1,878,748	1,430,236
Inventory	223,576	240,061
Prepaid expenses and other current assets	58,793	41,461
Due from related party	962,586	834,897
Total Current Assets	4,271,205	3,103,923
Deferred offering costs	205,560	-
Property and equipment, net	943,676	966,904
Total Assets	$5,420,441	$4,070,827

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,793,775	$1,135,039
Accrued expenses and other current liabilities	242,250	137,709
Notes payable - current	470,635	-
Current portion of notes payable - related parties	239,689	225,553
Total Current Liabilities	2,746,349	1,498,301
Notes payable - related parties, non-current	2,728,568	2,770,947
Deferred tax liability	34,209	34,209
Total Liabilities	$5,509,126	$4,303,457
Commitments and Contingencies (Note 7)

Stockholders' Deficit
Common stock, $0.001 par value, 250,000,000 shares authorized; 3,000,000
shares issued and outstanding as of March 31, 2018 and December 31, 2017	$3,000	$3,000
Additional paid-in capital	1,721,250	-
Accumulated Deficit	(1,812,935)	(235,630)
Total Stockholders’ Deficit	(88,685)	(232,630)
Total Liabilities and Stockholders’ Deficit	$5,420,441	$4,070,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues, net	$3,431,330	$3,861,776
Cost of revenues	2,328,994	2,797,672
Gross Profit	1,102,336	1,064,104

Operating Expenses:
Selling, general and administrative	831,487	507,819
Selling, general and administrative - stock-based compensation expense	1,721,250	-
Total Operating Expenses	2,552,737	507,819
Operating (Loss) Income	(1,450,401)	556,285

Other (Expense) Income:
Rental income	25,704	25,704
Interest (expense) income	(87,535)	1,191
Total Other (Expense) Income	(61,831)	26,895
(Loss) Income Before Income Taxes	(1,512,232)	583,180
Income tax expense	65,073	43,739
Net (Loss) Income	$(1,577,305)	$539,441
Net (Loss) Income Per Share
- Basic and Diluted	$(0.53)	$0.18
Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	3,000,000	$3,000	$-	$(235,630)	$(232,630)
Stock-based compensation			1,721,250		1,721,250
Net loss				(1,577,305)	(1,577,305)
Balance, March 31, 2018	3,000,000	$3,000	$1,721,250	$(1,812,935)	$(88,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flow from Operating Activities
Net (loss) income	$(1,577,305)	$539,441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,631	51,467
Amortization of debt issuance costs	37,579	-
Non-cash stock-based compensation	1,721,250	-
Changes in assets and liabilities:
Accounts receivable	(448,512)	(454,715)
Inventory	16,485	26,063
Prepaid expenses and other current assets	(17,332)	2,468
Accounts payable	491,236	246,531
Accrued expenses and other current liabilities	104,541	(11,085)
Due to/from related party	(127,689)	(119,910)
Net Cash Provided by Operating Activities	239,884	280,260

Cash Flows from Investing Activities
Purchases of property and equipment	(16,403)	(23,582)
Net Cash Used in Investing Activities	(16,403)	(23,582)

Cash Flows from Financing Activities
Net borrowings under notes payable	645,000	-
Net repayments under notes payable – related parties	(28,243)	-
Net repayments under notes payable	(44,444)	-
Deferred offering costs	(205,560)	-
Dividends paid	-	(358,614)
Net Cash Provided by (Used in) Financing Activities	366,753	(358,614)
Net Increase (Decrease) in Cash and Cash Equivalents	590,234	(101,936)
Cash and Cash Equivalents - Beginning of Year	557,268	2,534,753
Cash and Cash Equivalents - End of Year	$1,147,502	$2,432,817

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$34,757	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Organization and Nature of Operations

Xspand Products Lab, Inc. (“Xspand”) was incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. On October 26, 2017, Idea Lab X Products, Inc. changed its name to Xspand Products Lab, Inc.

As of March 31, 2018, Xspand had two wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”) and Ferguson Containers, Inc. (“Fergco”). SRM was incorporated in Hong Kong on January 14, 1981 and primarily designs, manufactures and sells a broad variety of innovative toy products directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe. Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Fergco primarily designs, manufactures and sells packaging and packaging materials for industrial and pharmaceutical companies in North America.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2017, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Xspand and its wholly-owned subsidiaries, SRM and Fergco. All intercompany transactions and balances have been eliminated in consolidation.

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

Xspand Products Lab, Inc. and Subsidiaries?

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.

Revenue Recognition

Generally the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five step process outlined in the Accounting Standards Codification (“ASC”) 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and € it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO  THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of, and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of, and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

Substantially all of the Company’s revenues continue to be recognized when control of the goods are transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards.

Disaggregation of Revenue

The Company’s primary revenue streams include the sale of goods for innovative toy products (SRM) and packaging materials to industrial and pharmaceutical companies (Fergco).

For a presentation of the Company’s revenues disaggregated by segment, see Note 9, Segment  Reporting.

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

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies (HK dollars) are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2018 and 2017 and the cumulative translation gains and losses as of March 31, 2018 and December 31, 2017 were not material.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2018 and December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. Although the Company is unable to make a reasonable estimate on the full effect on our income taxes as of the date of this report, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s condensed consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

Earnings Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period, adjusted to give effect to the 1-for-3.333333 reverse stock split, which was effected on February 14, 2018. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. As of March 31, 2018 and 2017, there were no dilutive securities outstanding.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivables and revenues.

The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had $534,666 uninsured at March 31, 2018 and $131,183 uninsured at December 31, 2017. The Company held cash of $445,481 in foreign bank accounts as of March 31, 2018.

The Company had revenues to two customers that represented 35% and 13% of total net sales for the three months ended March 31, 2018. The Company had revenues to one customer that represented 28% of total net sales for the three months ended March 31, 2017.

The Company had accounts receivables to one customer that represented 42% and 33% of total accounts receivable as of March 31, 2018 and December 31, 2017.

The Company had revenues in the United Stated of approximately 61% and 68% of total consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. No other geographical area accounted for more than 10% of total sales during the three months ended March 31, 2018 and 2017.

Deferred Financing Costs

Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying value of the debt liability. Amortization of deferred financing costs are included as a component of interest expense.

Deferred Offering Costs

Costs directly attributable to an offering of equity securities were deferred and will be charged against the gross proceeds of the offering as a reduction of additional paid-in capital at the time of the initial public offering (“IPO”). These costs included legal fees to draft the registration statement and provide counsel, fees incurred by the independent registered public accounting firm directly related to the offering, fees incurred by financial reporting advisors directly related to the offering, SEC filing, printing and distribution expenses, roadshow expenses and exchange listing fees.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, except for items described in Note 10, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) design, manufacture and sale of a broad variety of innovative toy products sold directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe by SRM and (ii) the design, manufacture and sale of packaging and packaging materials to industrial and pharmaceutical companies in North America by Fergco.

Note 3 — Inventory

As of March 31, 2018 and December 31, 2017, inventory consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$6,489	$30,410
Finished goods	217,087	209,651
Total inventory	$223,576	$240,061

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Income Taxes

United States and foreign components of income before income taxes were as follows:

	For the Three Months Ended March 31,
	2018	2017
United States	$(2,059,485)	$51,583
Foreign	547,253	531,597
(Loss) income before income taxes	$(1,512,232)	$583,180

Fergco was a Subchapter S pass-through entity for income tax purposes prior to the acquisition by Xspand on September 30, 2017. Accordingly, Fergco was not subject to income taxes prior to the acquisition and therefore the tax provision related to the United States income is only for the period from January 1, 2018 to March 31, 2018.

The Company’s foreign entity is SRM, which is an entity subject to the Hong Kong, China tax regime. The Hong Kong tax returns remain subject to examination by local taxing authorities beginning with the tax year ended December 31, 2011.

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$501,543	$50,524
Less: valuation allowance	(501,543)	(50,524)
Net deferred tax assets	-	-
Deferred tax liabilities:
Property and equipment	34,209	34,209
Deferred tax liabilities	34,209	34,209
Net deferred tax liabilities	$34,209	$34,209

The income tax provision consists of the following:

	For the Three Months Ended March 31,
	2018	2017
Current:
Federal	$18,741	$-
Foreign	41,044	43,739
State and local	5,288	-
Income tax provision	$65,073	$43,739

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is a follows:

	For the Three Months Ended March 31,
	2018	2017
Tax at federal rate	21.0%	34.0%
U.S. income attributable to pass-through entity	0.0%	-3.0%
U.S. income subject to valuation allowance	-29.8%	0.0%
State and local income taxes	-0.3%	0.0%
Foreign income not subject to U.S. federal tax	7.6%	-31.0%
Foreign tax	-2.7%	7.5%
Effective income tax rate	-4.3%	7.5%

Note 5 — Notes Payable

The Company entered into two debt instruments with current maturities of less than one year during the three months ended March 31, 2018. The Company’s debt as of March 31, 2018 and December 31, 2017, net of debt discounts of $229,365 and $0, respectively, consisted of the following:

	March 31,	December 31,
	2018	2017
BHP Capital, 20% Original Issue Discount Debenture due July 2018, 0% interest	$162,679	$-
Horberg, 10% Original Issue Discount Senior Note due June 2018, 0% interest	307,956	-
Total notes payable	$470,635	$-

The debenture and senior note holders are entitled to receive 20,000 shares and 13,500 shares upon completion of the Company’s IPO, respectively. The fair value of the shares to be issued was $167,500 which has been accrued with a corresponding reduction to the debt liability and will be amortized through interest expense. The Company will issue these shares as soon as administratively possible.

Note 6 — Related Party Transactions

As of March 31, 2018 and 2017, due to/from related party consists of amounts due to/from SRM Entertainment Group LLC (“SRM LLC”), which was the parent of SRM prior to its acquisition by Xspand, related to operating expenses that were paid for on behalf of one related party to the other related party. As of March 31, 2018 and December 31, 2017, the net amount due from related parties was $962,586 and $834,897, respectively. Such amounts are due currently.

In connection with the acquisition of SRM and Fergco, Xspand issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P, in relation to the acquisition of SRM in the amount of $2,120,000 and the other note was issued to the stockholders of Fergco in the amount of $876,500. The notes bear interest at a rate of six percent (6%) per annum and have an effective interest rate of six percent (6%) per annum. Xspand is required to make monthly payments comprised of principal and interest beginning in January 2018 that are amortized over ten (10) years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates ($677,698 due on December 1, 2020 and $1,249,043 due on December 1, 2022). Related party interest expense was $59,881 and $0 for the three months ended March 31, 2018 and 2017, respectively.

For the Years Ended March 31,	Amount
2018	$239,689
2019	242,075
2020	909,143
2021	193,042
2022	1,384,308
$2,968,257

Note 7 — Commitments and Contingencies

Operating Lease

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong that expires on July 22, 2018. Monthly lease payments are approximately $6,000 for a total of approximately $152,000 for the total term of the lease.

There were not any future minimum payments under operating lease agreement that extended beyond 2018.

Total rent expense for the three months ended March 31, 2018 and 2017 was $64,026 and $43,110, respectively, and is included in general and administrative expense on the  condensed consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three months ended March 31, 2018 and 2017 was $25,704, respectively, and is included in other income on the  condensed consolidated statements of operations.

Legal Contingencies

The Company may be involved in claims and litigation in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity

Stock-Based Compensation

On February 28, 2018, the Company agreed to assume certain consulting agreements entered into by SRM LLC, which was the parent of SRM prior to its acquisition by Xspand. Under these consulting agreements SRM LLC offered these consultants options to own stock if SRM LLC were ever sold for past considerations. As an accommodation to Xspand, the principal stockholder of SRM satisfied these agreements on behalf of the Company, by transferring 344,250 of his shares to the consultants. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded a noncash charge of $1,721,250 for the fair value of these shares.

Note 9 — Segment Reporting

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2018 and 2017 were the SRM segment and the Fergco segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Segment Reporting — (Continued)

Segment information available with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Fergco	$1,306,919	$1,298,771
SRM	2,124,411	2,563,005
Total segment and consolidated revenues	$3,431,330	$3,861,776

Gross profit:
Fergco	$360,437	$353,146
SRM	741,899	710,958
Total segment and consolidated gross profit	$1,102,336	$1,064,104

Income (loss) from operations:
Fergco	$57,594	$24,688
SRM	547,253	531,597
Corporate	(2,055,248)	-
Total segment and consolidated income (loss) from operations	$(1,450,401)	$556,285

Depreciation and amortization:
Fergco	$27,767	$34,086
SRM	11,864	17,381
Total segment depreciation and amortization	$39,631	$51,467

	March 31,	December 31,
	2018	2017
Segment total assets:
Fergco	$1,893,586	$1,853,273
SRM	3,035,398	2,217,296
Corporate	491,457	258
Total segment and consolidated assets	$5,420,441	$4,070,827

Note 10 — Subsequent Events

On April 30, 2018, the Company completed its IPO of 1,307,120 shares of its common stock for aggregate gross proceeds of $6,535,600. The Company received approximately $5,400,000 in net proceeds after deducting discounts and commissions and other offering expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiaries, SRM and Fergco, the discussion and analysis relates to activities primarily conducted at the subsidiary level. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.

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

As of March 31, 2018, Xspand had two wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”) and Ferguson Containers, Inc. (“Fergco”). On September 30, 2017, SRM and Fergco were acquired by Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Xspand.

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

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“US GAAP”) and our discussion and analysis of our financial condition and operating results requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies,” of the Notes to our condensed consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2018 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We believe these critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Off-Balance Sheet Arrangements

We did not have and were not a party to, during the periods presented, any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended March 31, 2018 versus three months ended March 31, 2017

Revenue

For the three months ended March 31, 2018 and 2017, total revenues and revenues by segment consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Fergco	$1,306,919	$1,298,771
SRM	2,124,411	2,563,005
Total segment and consolidated revenues	$3,431,330	$3,861,776

For the three months ended March 31, 2018, revenues from our Fergco segment were consistent compared to the three months ended March 31, 2017.

For the three months ended March 31, 2018, revenues from our SRM segment decreased by $438,594 or 17%, as compared to the three months ended March 31, 2017. The decrease was primarily attributable to the Walt Disney Company’s theme park safety officers terminating sales of toy weapons in response to school shootings in the United States.

Cost of Revenues

For the three months ended March 31, 2018, cost of revenues decreased by $468,678 or 16%. Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
Cost of revenues:
Fergco	$946,482	$945,625
SRM	1,382,512	1,852,047
Total segment and consolidated cost of revenues	$2,328,994	$2,797,672

Gross Profit

Gross profit and gross margin by segment and totals are as follows:

	For the Three Months Ended March 31,
	2018	2017
Gross profit:
Fergco	$360,437	$353,146
SRM	741,899	710,958
Total segment and consolidated gross profit	$1,102,336	$1,064,104

For the three months ended March 31, 2018, gross profit for our Fergco segment remained flat as compared to the three months ended March 31, 2017. Gross margin remained flat at 28% and 27% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

For the three months ended March 31, 2018, gross profit for our SRM segment increased by $30,941, or 4%, as compared to the three months ended March 31, 2017. These increases were primarily due to favorable product mix of goods sold to customers.

Operating Expenses

Selling, general and administrative expenses were $831,487 and $507,819 for the three months ended March 31, 2018 and 2017, respectively, representing a increase of $323,668, or 64%. The increase was primarily attributable to the certain indirect costs incurred related to the IPO and increased salaries related to the hiring of Xspand employees and executives during the three months ended March 31, 2018. Noncash stock-based compensation expense was $1,721,250 related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants.

Rental income

Rental income was $25,704 for both the three months ended March 31, 2018 and 2017.

Non-GAAP Measures

EBITDA and Adjusted EBITDA - The Company defines EBITDA as net income (loss) before interest, taxes and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, further adjusted to eliminate the impact of certain non-recurring items and other items that we do not consider in our evaluation of our ongoing operating performance from period to period. These items will include stock-based compensation, restructuring and severance costs, transaction costs, acquisition costs, certain other non-recurring charges and gains that the Company does not believe reflects the underlying business performance.

	Three Months Ended
	March 31, 2018	March 31, 2017	% Change
Net (loss) income	$(1,577,305)	$539,441	(392%)

Interest expense, net	87,535	(1,191)	(7450)%
Income tax expense	65,073	43,739	49%
Depreciation and amortization	39,631	51,467	(23%)
EBITDA	(1,385,066)	633,456	(319%)
Noncash stock-based compensation	1,721,250	-	*
Adjusted EBITDA	$336,184	$633,456	(47%)

* represents change from zero value.

EBITDA and Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, litigation or dispute settlement charges or gains, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses EBITDA and Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. The Company’s presentation of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes EBITDA and Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are (i) they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt; (ii) they do not reflect future requirements for capital expenditures or contractual commitments; and (iii) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

At March 31, 2018, we had total current assets of $4,271,205 and current liabilities of $2,746,349 resulting in working capital of $1,524,856. At December 31, 2017, we had total assets of $4,070,827 and total liabilities of $4,303,457 resulting in stockholders’ deficit of $232,630.

At March 31, 2018, we had $2,968,257 of outstanding notes payable due to our related parties of which $239,689 was the current portion. These notes arose as part of the consideration paid in our acquisition of SRM and Fergco. At March 31, 2018, we had outstanding debt with unrelated parties and a principal balance of $700,000, reduced by deferred financing fees of $229,365, of which the entire amount was current.

At March 31, 2018, we had a cash and cash equivalents balance of $1,147,502. On April 30, 2018, we completed our initial public offering raising 6,535,600 gross proceeds. The Company received approximately $5,400,000 in net proceeds after deducting discounts and commissions and other offering expenses. The Company believes that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

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

During the three months ended March 31, 2018 and 2017 our sources and uses of cash were as follows:

Net cash provided by operating activities for the three months ended March 31, 2018 was $239,884 which included a net loss of $1,577,305 which was offset by noncash stock based compensation of $1,721,250 and $18,729 of cash provided by changes in operating assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2017 was $280,260, which included cash provided by net income of $539,441 partially offset by $310,648 of cash used in changes in operating assets and liabilities.

Net cash used in investing activities was $16,403 and $23,582 for the three months ended March 31, 2018 and 2017, respectively. Cash used in investing activities was attributable to purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2018 totaled $366,753 which related mostly to cash received from the borrowings of $645,000 offset by repayments of $72,687 under the notes payable and debentures and $205,560 of deferred offering costs. Cash used in financing activities for the three months ended March 31, 2017 was $358,614 which related to the payment of dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 27, 2018, the SEC issued a notice of qualification of our registration statement on Form 1-A (File No. 024-10809), as amended, filed in connection with the IPO of our Common Stock. Pursuant to the registration statement, we registered the offering and sale of up to 2,000,000 shares of our Common Stock by the Company at a price of $5.00 per share. The offering closed on April 30, 2018.

As a result of the offering, on April 30, 2018, we received combined aggregate net proceeds of $5,647,358 million, which is comprised of gross proceeds of approximately $6,535,600 million, offset by selling agent discounts and commissions of approximately $800,000, and other offering expenses of $88,242. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our Common Stock, or to the associates of any of the foregoing, or to our affiliates.

The net proceeds, after paying debt and accrued interest of $700,000 million, have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds as described in our Form 1-A, filed with the SEC on April 25, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated By Reference to			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of Idea Lab X Products Inc.		2.1	12/22/2017
3.2	Certificate of Amendment to the Articles of Incorporation of Idea Lab X Products Inc. dated October 26, 2017		2,2	12/22/2017
3.3	Certificate of Amendment to the Articles of Incorporation of Idea Lab X Products Inc. dated December 20, 2017		2,3	12/22/2017
3.4	Bylaws of Xspand Products Lab, Inc.		2.4	12/22/2017
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2018

XSPAND PRODUCTS LAB, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Philip Anderson
Philip Anderson
Corporate Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

-23-