Form 10-Q
period 2018-06-30
Xspand Products Lab, Inc.
filed 2018-08-14
CIK 1717556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-38448

XSPAND PRODUCTS LAB, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

909 New Brunswick Ave
Phillipsburg, New Jersey	08865
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☒ Yes ☐ No

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

☐ Yes ☒ No

As of August 13, 2018, there were 4,387,920 shares of the registrant’s common stock outstanding.

XSPAND PRODUCTS LAB, INC.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms “Xspand Products Lab,” “we,” “us,” “our” and similar terms refer to Xspand Products Lab, Inc., a Nevada corporation formerly known as Idea Lab Products, Inc., and our subsidiaries S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”) and CBAV1, LLC (“CB”).

Unless otherwise indicated, all share and per share information contained herein gives effect to the 1:33333 reverse stock split of our common stock, which was effective February 14, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisition of the voting membership interests of Edison Nation Holdings, LLC) or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART I - FINANCIAL INFORMATION

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$3,930,844	$557,268
Accounts receivable, net	1,654,502	1,430,236
Inventory	227,630	240,061
Prepaid expenses and other current assets	1,159,731	41,461
Loan held for investment	500,000	-
Due from related party	1,250,959	834,897
Total current assets	8,723,666	3,103,923
Property and equipment, net	915,104	966,904
Total assets	$9,638,770	$4,070,827

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,283,748	$1,135,039
Accrued expenses and other current liabilities	386,182	137,709
Current portion of notes payable - related parties	264,896	225,553
Total current liabilities	1,934,826	1,498,301
Notes payable - related parties, non-current	2,653,011	2,770,947
Deferred tax liability	34,209	34,209
Total liabilities	$4,622,046	$4,303,457
Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized; 4,368,930 and 3,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	$4,369	$3,000
Additional paid-in capital	7,551,951	-
Accumulated deficit	(2,539,596)	(235,630)
Total stockholders’ equity (deficit)	5,016,724	(232,630)
Total liabilities and stockholders’ equity (deficit)	$9,638,770	$4,070,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues, net	$4,387,197	$4,534,970	$7,818,527	$8,396,746
Cost of revenues	3,124,221	3,285,443	5,453,215	6,083,115
Gross profit	1,262,976	1,249,527	2,365,312	2,313,631

Operating expenses:
Selling, general and administrative	1,352,438	655,224	2,183,925	1,163,043
Selling, general and administrative - stock-based compensation expense	306,000	-	2,027,250	-
Total operating expenses	1,658,438	655,224	4,211,175	1,163,043
Operating (loss) income	(395,462)	594,303	(1,845,863)	1,150,588

Other (expense) income:
Rental income	25,703	25,703	51,407	51,407
Interest (expense) income	(277,602)	1,252	(365,137)	2,443
Total other (expense) income	(251,899)	26,955	(313,730)	53,850
(Loss) income before income taxes	(647,361)	621,258	(2,159,593)	1,204,438
Income tax expense	79,300	47,486	144,373	91,225
Net (loss) income	$(726,661)	$573,772	$(2,303,966)	$1,113,213
Net (loss) income per share
- basic and diluted	$(0.18)	$0.19	$(0.66)	$0.37
Weighted average number of common shares outstanding – basic and diluted	3,932,084	3,000,000	3,468,617	3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	3,000,000	$3,000	$-	$(235,630)	$(232,630)
Sale of common stock – investors in the IPO	1,294,230	1,294	6,469,856		6,471,150
Shares to be issued – investors in the IPO			91,450		91,450
Offering costs – IPO			(1,204,030)		(1,204,030)
Issuance of common stock – employees for services	61,200	61	305,939		306,000
Issuance of common stock – note holder	13,500	14	67,486		67,500
Shares to be issued – note holder			100,000		100,000
Stock-based compensation for assumption of consulting agreements			1,721,250		1,721,250
Net loss				(2,303,966)	(2,303,966)
Balance, June 30, 2018	4,368,930	$4,369	$7,551,951	$(2,539,596)	$5,016,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xspand Products Lab, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flow from Operating Activities
Net (loss) income	$(2,303,966)	$1,113,213
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	79,262	102,934
Amortization of financing costs	266,944	-
Stock-based compensation	2,027,250	-
Changes in assets and liabilities:
Accounts receivable	(224,266)	(299,011)
Inventory	12,431	(16,049)
Prepaid expenses and other current assets	(1,118,270)	29,220
Accounts payable	148,709	128,316
Accrued expenses and other current liabilities	248,473	178,870
Due from related party	(416,062)	(396,418)
Net cash (used in) provided by operating activities	(1,279,495)	841,075

Cash Flows from Investing Activities
Purchases of property and equipment	(27,462)	(44,264)
Purchase of loan held for investment	(500,000)	-
Net cash used in investing activities	(527,462)	(44,264)

Cash Flows from Financing Activities
Borrowings under notes payable	645,000	-
Repayments under notes payable – related parties	(78,593)	-
Repayments under notes payable	(645,000)	-
Net proceeds from sale of common stock	5,358,570	-
Fees paid for financing costs	(99,444)	-
Dividends paid	-	(779,277)
Net cash provided by (used in) financing activities	5,180,533	(779,277)
Net increase in cash and cash equivalents	3,373,576	17,534
Cash and cash equivalents - beginning of period	557,268	2,534,753
Cash and cash equivalents - end of period	$3,930,844	$2,552,287

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$62,623	$-
Income taxes	$-	$-
Shares issued to note holders	$67,500	-
Shares to be issued to note holders	$100,000	-

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

As of June 30, 2018, Xspand had three wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”) and CBAV1, LLC (“CB”). SRM was incorporated in Hong Kong on January 14, 1981 and primarily designs, manufactures and sells a broad variety of innovative toy products directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe. Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Fergco primarily designs, manufactures and sells packaging and packaging materials for industrial and pharmaceutical companies in North America.

On September 30, 2017, SRM and Fergco were acquired by Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the condensed consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Xspand.

CB was formed on May 14, 2018 under laws of the State of Nevada. CB was formed for the purpose of purchasing a promissory note from a bank, at a discount from face value, of a company in financial difficulty. CB currently has no operations and only holds the note as a loan held for investment.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Xspand and its wholly-owned subsidiaries, SRM, Fergco and CB. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.

The Company’s significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, loan loss reserves, the valuation allowance related to the Company’s deferred tax assets and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Loan Held for Investment

Loan held for investment is reported on the balance sheet at the acquired cost which approximates the fair value, which resulted in a discount. The acquired loan had evidence of deterioration of credit quality and for which it was probable, at the time of our acquisition, that the Company would be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition was not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price was accreted into purchase discount earned over the life of the applicable loans (accretable discount). The nonaccretable discount was not accreted into income. If cash flows could not be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of such loans.

Subsequent to acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount was reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of any such loan on the interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through the allowance for loan losses. Depending on the timing of an acquisition, the initial allocation of discount generally was made primarily to nonaccretable discount until the Company boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price were transferred to accretable discount. Generally, the allocation was finalized no later than ninety days from the date of purchase.

Revenue Recognition

Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five step process outlined in the Accounting Standards Codification (“ASC”) 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct, or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

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

For a presentation of the Company’s revenues disaggregated by segment, see Note 11, Segment Reporting.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk. The loan held for investment was acquired at fair value, which resulted in a discount.

As of June 30, 2018, the book value and estimated fair value of the Company’s loan held for investment was as follows:

	June 30, 2018
	Book Value	Estimated Fair Value
Loan held for investment	$500,000	$500,000

Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis consisted of the following:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Loan held for investment	$500,000	-	-	$500,000

The following changes in level 3 instruments for the three months ended June 30, 2018 are presented below:

Level 3
Balance, April 1, 2018	-
Purchases	500,000
Balance, June 30, 2018	500,000

The following changes in level 3 instruments for the six months ended June 30, 2018 are presented below:

Level 3
Balance, January 1, 2018	-
Purchases	500,000
Balance, June 30, 2018	500,000

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies (HK dollars) are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and six months ended June 30, 2018 and 2017 and the cumulative translation gains and losses as of June 30, 2018 and December 31, 2017 were not material.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2018 and December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA permanently reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

The staff of the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. Although the Company is unable to make a reasonable estimate on the full effect on our income taxes as of the date of this report, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

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

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period, adjusted to give effect to the 1-for-3.333333 reverse stock split, which was effected on February 14, 2018. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2017, there were no common stock equivalents outstanding. As of June 30, 2018, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

June 30,
2018
Selling Agent Warrants to be issued for the purchase of common stock	65,626
Shares to be issued, see Note 10	38,290
103,916

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivables and revenues.

The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $3,220,000 uninsured at June 30, 2018. The Company held cash of approximately $360,000 in foreign bank accounts as of June 30, 2018.

For the three and six months ended June 30, 2018 and 2017, the following customers represented more than 10% of total net revenues:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018		2017	2018	2017
Customer A	23%		30%	25%	28%
Customer B		*	12%	*		*
Customer C		*	*	11%		*

* Customer did not represent greater than 10% of total net revenue.

As of June 30, 2018, the following customers represented more than 10% of total accounts receivable:

June 30,
2018
Customer A	13%
Customer B	14%

For the three and six months ended June 30, 2018 and 2017, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
North America	82%	81%	80%	82%
Asia-Pacific	15%	14%	17%	12%

Deferred Financing Costs

Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying value of the debt liability. Amortization of deferred financing costs are included as a component of interest expense. Deferred financing costs are amortized using the straight-line method over the term of the recognized debt liability which approximates the effective interest method.

Offering Costs

Costs directly attributable to the Company’s Regulation A initial public offering (“IPO”) of equity securities were deferred prior to the completion of the IPO and charged against the gross proceeds of the offering as a reduction of additional paid-in capital at the time of the IPO. These costs included legal fees to draft the Company’s offering statement and provide counsel related to the IPO, fees incurred by the independent registered public accounting firm directly related to the IPO, fees incurred by financial reporting advisors directly related to the IPO, SEC filing, printing and distribution expenses, roadshow expenses and exchange listing fees.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, except for items described in Note 12, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) design, manufacture and sale of a broad variety of innovative toy products sold directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe by SRM and (ii) the design, manufacture and sale of packaging and packaging materials to industrial and pharmaceutical companies in North America by Fergco. CB does not have any reportable operations. Therefore, as of June 30, 2018, CB is not classified in either of the Company’s operating segments.

Note 3 — Inventory

As of June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$31,512	$30,410
Finished goods	196,118	209,651
Total inventory	$227,630	$240,061

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Prepaid expenses and other current assets

As of June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2018	2017
Deposits for inventory	$1,033,329	$-
Deposits	-	22,814
Prepaid insurance	31,035	-
Other	95,367	18,647
Total prepaid expenses and other current assets	$1,159,731	$41,461

Note 5 — Loan held for investment

On June 4, 2018, the Company purchased a promissory note for $500,000 from a bank at a discount from face value of a company in financial difficulty. As of June 30, 2018, the loan held-for-investment consisted of the following:

June 30,
2018
Cloud b, Inc., Promissory note, past due, Wall Street Journal prime rate plus 3% interest	$2,270,000
Non-accretable purchase discount	(1,770,000)
Total loan held-for-investment	$500,000

The interest rate of the promissory note as of June 30, 2018 was 8%.

Note 6 — Income Taxes

United States and foreign components of (loss) income before income taxes were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
United States	$(1,308,118)	$(63,474)	$(3,367,603)	$(11,891)
Foreign	660,757	684,732	1,208,010	1,216,329
(Loss) income before income taxes	$(647,361)	$621,258	$(2,159,593)	$1,204,438

Fergco was a Subchapter S pass-through entity for income tax purposes prior to its acquisition by Xspand on September 30, 2017. Accordingly, Fergco was not subject to income taxes prior to the acquisition and therefore the tax provision related to the United States income is only for the period from January 1, 2018 to June 30, 2018.

The Company’s foreign entity is SRM, which is an entity subject to the Hong Kong, China tax regime. The Hong Kong tax returns remain subject to examination by local taxing authorities beginning with the tax year ended December 31, 2011.

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	June 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$796,320	$50,524
Less: valuation allowance	(796,320)	(50,524)
Net deferred tax assets	-	-
Deferred tax liabilities:
Property and equipment	34,209	34,209
Deferred tax liabilities	34,209	34,209
Net deferred tax liabilities	$34,209	$34,209

The income tax provision consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Current:
Federal	$20,053	$-	$38,794	$-
Foreign	49,557	47,486	90,601	91,225
State and local	9,690	-	14,978	-
Income tax provision	$79,300	$47,486	$144,373	$91,225

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Six Months Ended June 30,
	2018	2017
Tax at federal rate	21.0%	34.0%
U.S. income attributable to pass-through entity	0.0%	-3.0%
U.S. income subject to valuation allowance	-34.7%	0.0%
State and local income taxes	-0.5%	0.0%
Foreign income not subject to U.S. federal tax	11.7%	-31.0%
Foreign tax	-4.2%	7.5%
Effective income tax rate	-6.7%	7.5%

Note 7 — Notes Payable

The Company borrowed funds under two separate notes, aggregating $645,000, in February 2018 and March 2018. As of June 30, 2018, both holders of the notes were paid in full. In addition, the Company was required to issue 20,000 and 13,500 shares under the notes payable, respectively. The fair value of the shares to be issued was $167,500 which was recorded as a debt discount and fully amortized through interest expense. In May 2018, the Company issued 13,500 shares to the one note holder and 20,000 shares were still required to be issued as of June 30, 2018.

Note 8 — Related Party Transactions

As of June 30, 2018 and December 31, 2017, due from related party consists of amounts due from SRM Entertainment Group LLC (“SRM LLC”), which was the parent of SRM prior to its acquisition by Xspand, related to operating expenses that were paid for on behalf of one related party to the other related party. As of June 30, 2018 and December 31, 2017, the net amount due from related parties was $1,250,959 and $834,897, respectively. Such amounts are due currently.

In connection with the acquisition of SRM and Fergco, Xspand issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P, in relation to the acquisition of SRM in the amount of $2,120,000 and the other note was issued to the stockholders of Fergco in the amount of $876,500. The notes bear interest at a rate of six percent (6%) per annum and have an effective interest rate of six percent (6%) per annum. Xspand is required to make monthly payments comprised of principal and interest beginning in January 2018 that are amortized over ten (10) years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates ($677,698 due on December 1, 2020 and $1,249,043 due on December 1, 2022). Related party interest expense was $102,942 and $0 for the six months ended June 30, 2018 and 2017, respectively. The scheduled maturities of the notes payable for the next five years as of June 30, 2018, are as follows:

For the Years Ended December 31,	Amount
2018	$146,957
2019	239,461
2020	254,230
2021	857,069
2022	1,420,190
$2,917,907

Note 9 — Commitments and Contingencies

Operating Lease

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong that expired on July 22, 2018. Monthly lease payments are approximately $6,000 for a total of approximately $152,000 for the total term of the lease. On August 8, 2018 the Company extended the lease in Kowloon, Hong Kong. See Note 12, Subsequent Events.

Total rent expense for the three months ended June 30, 2018 and 2017 was $82,510 and $83,218, respectively and total rent expense for the six months ended June 30, 2018 and 2017 was $146,536 and $126,328, respectively. Rent expense is included in general and administrative expense on the condensed consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three months ended June 30, 2018 and 2017 was $25,704, respectively, and $51,407 for both the six months ended June 30, 2018 and 2017, respectively and is included in other income on the condensed consolidated statements of operations.

Legal Contingencies

As of June 30, 2018, we were not a party to any material legal proceedings. However, the Company may be involved in claims and litigation in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance.

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity

Reverse Stock Split

On February 14, 2018, Xspand effected a one-for-3.333333 reverse stock split of its issued and outstanding shares of common stock. All share information has been retroactively restated to reflect the aforementioned reverse stock split.

Common Stock

The Company was authorized to issue 250,000,000 shares of common stock, $0.001 par value, as of June 30, 2018 and December 31, 2017.

The Company issued 1,294,230 shares of common stock and will issue an additional 18,290 shares of common stock related to the IPO, at a public offering price of $5.00 per share in August 2018. The Company received gross proceeds of $6,562,600 and net proceeds of $5,358,570 after deducting underwriter commissions and expenses of $714,802, legal fees of $157,358, escrow closing fees of $4,000 and other direct offering expenses aggregating $1,204,030.

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

The Company issued 61,200 shares of common stock to employees in connection with the IPO. The Company recorded a charge of $306,000 for the fair value of the 61,200 shares of common stock issued to employees for services.

Selling Agent Agreement

In connection with the IPO, the Company agreed to issue to the selling agent in the IPO, warrants to purchase a number of shares of the common stock equal to 5.0% of the total shares of common stock sold in any closing of the IPO, excluding shares purchased by investors sourced via alternative funding platforms (the “Selling Agent Warrants”). The Selling Agent Warrants are exercisable commencing on the qualification date of the IPO and have a term of 5 years. The Selling Agent Warrants are not redeemable by the Company. The exercise price for the Selling Agent Warrants will be 20% greater than the offering price, or $6.00. The Company will grant 65,626 of Selling Agent Warrants earned in connection with the IPO.

Note 11 — Segment Reporting

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2018 and 2017 were the SRM segment and the Fergco segment. Xspand incurs operating expenses related to the corporate level and these costs are not allocated to the Company’s operating segments. CB does not have any reportable operations. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

Xspand Products Lab, Inc. and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Segment Reporting — (Continued)

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2018 and 2017 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Fergco	$1,718,409	$1,378,061	$3,025,328	$2,676,832
SRM	2,668,788	3,156,909	4,793,199	5,719,914
Total segment and consolidated revenues	$4,387,197	$4,534,970	$7,818,527	$8,396,746

Gross profit:
Fergco	$500,285	$352,295	$860,722	$705,441
SRM	762,691	897,232	1,504,590	1,608,190
Total segment and consolidated gross profit	$1,262,976	$1,249,527	$2,365,312	$2,313,631

Income (loss) from operations:
Fergco	$83,664	$(90,426)	$141,258	$(65,738)
SRM	660,637	684,729	1,207,890	1,216,326
Corporate	(1,139,763)	-	(3,195,011)	-
Total segment and consolidated (loss) income from operations	$(395,462)	$594,303	$(1,845,863)	$1,150,588

Depreciation and amortization:
Fergco	$27,767	$34,086	$55,534	$68,172
SRM	11,864	17,381	23,728	34,762
Total segment depreciation and amortization	$39,631	$51,467	$79,262	$102,934

	June 30,	December 31,
	2018	2017
Segment total assets:
Fergco	$2,259,670	$1,853,273
SRM	3,359,352	2,217,296
Corporate	4,019,748	258
Total segment and consolidated assets	$9,638,770	$4,070,827

Note 12 — Subsequent Events

Edison Nation Transaction

On June 29, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Edison Nation Holdings, LLC (“EN”) and all of the members of Edison Nation, LLC, pursuant to which the Company intends to acquire all of the voting membership interests of EN. As reported in the Company’s offering statement on Form 1-A dated April 25, 2018, the Company had previously begun negotiations for the acquisition pursuant to that certain Strategic Partnership Agreement dated February 26, 2018 and entered into between the Company and Edison Nation, LLC (a wholly-owned subsidiary of EN).

Pursuant to the Purchase Agreement, the Company agreed to pay aggregate consideration consisting of: (i) $700,000 in cash to EN ($550,000 of which will be used to purchase the membership interests of Access Innovation, LLC, which membership interests will then be subsequently distributed to the existing members of EN), (ii) $250,000 in cash to be used to pay off indebtedness of EN owed to holders of certain senior convertible debt and the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal amount of the sum of $1,406,352 plus accrued but unpaid interest arising on the senior convertible debt through the closing date, which as of the date of the Purchase Agreement would be convertible into approximately 281,270 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes (subject to certain adjustments as provided in the Purchase Agreement and the terms of the New Convertible Notes), (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN that will be created specifically in connection with the transaction contemplated by the Purchase Agreement (which exchange obligations may be instead satisfied in cash instead of shares of common stock, in the Company’s sole discretion), and (iv) the issuance of approximately 550,346 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by EN to Venture Six, LLC and Wesley Jones with a total principal balance of $4,127,601.94 as of the date of the Purchase Agreement. In addition, the Company agreed to use its best efforts to cause Louis Foreman, a Member, manager, and principal of EN, to be nominated for election to the Company’s board of directors at the Company’s next annual meeting.

The terms of the Purchase Agreement are complex and only briefly summarized above. For further information, please refer to the descriptions of the Purchase Agreement and related agreements contained in the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2018. The discussion herein is qualified in its entirety by reference to such filed documents.

The Company’s management expects the transaction contemplated by the Purchase Agreement to close during the third quarter of 2018.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. In addition, the Company agreed to pay a commitment fee of $250,000 for Enventys’ assistance in marketing ten rewards-based crowdfunding campaigns for the Company’s products. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. One of the members of EN, Louis Foreman, is also the Chief Executive Officer and largest equity holder of Enventys.

Operating Lease

On August 8, 2018, SRM extended its lease for office space in Kowloon, Hong Kong that expires on August 7, 2020. Monthly lease payments are approximately $6,400 for a total of approximately $154,000 for the total term of the lease.

Common Stock

On July 3, 2018, the Company issued the 18,290 shares of common stock to investors in the IPO.

On July 11, 2018, the Company issued 700 shares of common stock to two employees for services performed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiaries, SRM, Fergco and CB, the discussion and analysis relates to activities primarily conducted at the subsidiary level. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.

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

As of June 30, 2018, Xspand had three wholly-owned subsidiaries (collectively, the “Company”): S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”) and CBAV1, LLC (“CB”). On September 30, 2017, SRM and Fergco were acquired by Xspand in exchange for an aggregate of 3,000,000 shares of Xspand common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of Xspand reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Xspand.

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

CB was formed on May 14, 2018 under laws of the State of Nevada, solely for the purpose of purchasing the $500,000 note that was originally issued by Cloud b, Inc., an entity with which the Company had previously entered into a manufacturing agreement, to a bank. See Note 5, Loan held for investment, of the Notes to Condensed Consolidated Financial Statements, in Part I of this Quarterly Report on Form 10-Q for more information. As such, CB does not currently have operations, only holds the foregoing note, and is correspondingly not included in either of the Company’s reportable operating segments.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Financial Overview

Revenues

We generate revenues through our two reportable segments. Through our SRM segment, we sell a broad variety of innovative toy products directly to retailers or direct to consumers via e-commerce in North America, Asia and Europe. Through Fergco, we sell packaging and packaging materials principally to industrial and pharmaceutical companies in North America.

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

There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2018 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We believe these critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Off-Balance Sheet Arrangements

We did not have and were not a party to, during the periods presented, any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended June 30, 2018 versus three months ended June 30, 2017

Revenue

For the three months ended June 30, 2018 and 2017, total segment and consolidated revenues consisted of the following:

	For the Three Months Ended June 30,
	2018	2017
Revenues:
Fergco	$1,718,409	$1,378,061
SRM	2,668,788	3,156,909
Total segment and consolidated revenues	$4,387,197	$4,534,970

For the three months ended June 30, 2018, revenues from our Fergco segment increased by $340,348 or 25%, as compared to the three months ended June 30, 2017. The increase was primarily attributable to increased product demand from our existing customers that have experienced increased demand from their own customers.

For the three months ended June 30, 2018, revenues from our SRM segment decreased by $488,121 or 15%, as compared to the three months ended June 30, 2017. The decrease was primarily attributable to the Walt Disney Company’s theme park safety officers terminating sales of toy weapons in response to school shootings in the United States.

Cost of Revenues

For the three months ended June 30, 2018 and 2017, total segment and consolidated cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2018	2017
Cost of revenues:
Fergco	$1,218,124	$1,025,766
SRM	1,906,097	2,259,677
Total segment and consolidated cost of revenues	$3,124,221	$3,285,443

For the three months ended June 30, 2018, cost of revenues decreased by $161,222 or 5%, as compared to the three months ended June 30, 2017. The decrease was primarily attributable to the decrease in total segment and consolidated revenues.

Gross Profit

Gross profit and gross margin by segment and totals are as follows:

	For the Three Months Ended June 30,
	2018	2017
Gross profit:
Fergco	$500,285	$352,295
SRM	762,691	897,232
Total segment and consolidated gross profit	$1,262,976	$1,249,527

For the three months ended June 30, 2018, gross profit for our Fergco segment increased by $147,990, or 42%, as compared to the three months ended June 30, 2017. The increase was primarily a result of the increase in revenues. For the three months ended June 30, 2018, gross margin increased to 29%, as compared to 26% for the three months ended June 30, 2017. The increase is primarily a result of lower per unit fixed costs due to the increase in revenues.

For the three months ended June 30, 2018, gross profit for our SRM segment decreased by $134,541, or 15%, as compared to the three months ended June 30, 2017. The decrease was primarily a result of the decrease in revenues. For the three months ended June 30, 2018, gross margin increased to 29%, as compared to 28% for the three months ended June 30, 2017.

Operating Expenses

Selling, general and administrative expenses were $1,658,438 and $655,224 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $1,003,214, or 153%. The increase was primarily attributable to certain indirect costs incurred related to the IPO and increased salaries related to the hiring of Xspand employees and executives during the three months ended June 30, 2018. Stock-based compensation expense was $306,000 related to the issuance of 61,200 shares of common stock to employees. The Company expects operating expenses to continue to increase as a public company and the Company’s expected future growth.

Rental income

Rental income was $25,703 for both the three months ended June 30, 2018 and 2017.

Six months ended June 30, 2018 versus six months ended June 30, 2017

Revenue

For the six months ended June 30, 2018 and 2017, total segment and consolidated revenues consisted of the following:

	For the Six Months Ended June 30,
	2018	2017
Revenues:
Fergco	$3,025,328	$2,676,832
SRM	4,793,199	5,719,914
Total segment and consolidated revenues	$7,818,527	$8,396,746

For the six months ended June 30, 2018, revenues from our Fergco segment increased by $348,496 or 13%, as compared to the six months ended June 30, 2017. The increase was primarily attributable to increased product demand from our existing customers that have experienced increased demand from their own customers.

For the six months ended June 30, 2018, revenues from our SRM segment decreased by $926,715 or 16%, as compared to the six months ended June 30, 2017. The decrease was primarily attributable to the Walt Disney Company’s theme park safety officers terminating sales of toy weapons in response to school shootings in the United States.

Cost of Revenues

For the six months ended June 30, 2018, total segment and consolidated cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2018	2017
Cost of revenues:
Fergco	$2,164,606	$1,971,391
SRM	3,288,609	4,111,724
Total segment and consolidated cost of revenues	$5,453,215	$6,083,115

For the six months ended June 30, 2018, cost of revenues decreased by $629,900 or 10%, as compared to the six months ended June 30, 2017. The decrease was primarily attributable to the decrease in total segment and consolidated revenues.

Gross Profit

Gross profit and gross margin by segment and totals are as follows:

	For the Six Months Ended June 30,
	2018	2017
Gross profit:
Fergco	$860,722	$705,441
SRM	1,504,590	1,608,190
Total segment and consolidated gross profit	$2,365,312	$2,313,631

For the six months ended June 30, 2018, gross profit for our Fergco segment increased by $155,281, or 22%, as compared to the six months ended June 30, 2017. The increase was primarily a result of the increase in revenues. For the six months ended June 30, 2018, gross margin increased to 28%, as compared to 26% for the six months ended June 30, 2017. The increase is primarily a result of lower per unit fixed costs due to the increase in revenues.

For the six months ended June 30, 2018, gross profit for our SRM segment decreased by $103,600, or 6%, as compared to the six months ended June 30, 2017. These decreases were primarily a result of the decrease in revenues. For the six months ended June 30, 2018, gross margin increased to 31%, as compared to 28% for the six months ended June 30, 2017. The increase is primarily a result of favorable product mix.

Operating Expenses

Selling, general and administrative expenses were $4,211,175 and $1,163,043 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $3,048,132, or 262%. The increase was primarily attributable to stock-based compensation expense of $2,027,250 related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants and the issuance of 61,200 shares of common stock to employees, indirect costs incurred related to the IPO and increased salaries related to the hiring of Xspand employees and executives during the six months ended June 30, 2018. The Company expects operating expenses to continue to increase as a public company and the Company’s expected future growth.

Rental income

Rental income was $51,407 for both the six months ended June 30, 2018 and 2017.

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

For the three and six months ended June 30, 2018 and 2017, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(726,661)	$573,772	$(2,303,966)	$1,113,213

Interest expense, net	277,602	(1,252)	365,137	(2,443)
Income tax expense	79,300	47,486	144,373	91,225
Depreciation and amortization	39,631	51,467	79,262	102,934
EBITDA	(330,128)	671,473	(1,715,194)	1,304,929
Stock-based compensation	306,000	-	2,027,250	-
Restructuring and severance costs	18,000	-	18,000	-
Transaction and acquisition costs	150,702	-	150,702	-
Other non-recurring costs	63,386	-	63,386	-
Adjusted EBITDA	$207,960	$671,473	$544,144	$1,304,929

EBITDA and Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (a) certain non-cash expenses (such as depreciation, amortization and stock-based compensation) and (b) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, litigation or dispute settlement charges or gains, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses EBITDA and Adjusted EBITDA (a) as a measure of operating performance, (b) for planning and forecasting in future periods, and (c) in communications with the Company’s board of directors concerning the Company’s financial performance. The Company’s presentation of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes EBITDA and Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are (a) they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt, (b) they do not reflect future requirements for capital expenditures or contractual commitments, and (c) although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

At June 30, 2018, we had total current assets of $8,723,666 and current liabilities of $1,934,826 resulting in working capital of $6,788,840. At June 30, 2018, we had total assets of $9,638,770 and total liabilities of $4,622,046 resulting in stockholders’ equity of $5,016,724.

At June 30, 2018, we had $2,917,907 of outstanding notes payable due to our related parties of which $264,896 was the current portion. These notes arose as part of the consideration paid in our acquisition of SRM and Fergco.

On May 2, 2018, we completed our IPO raising $6,562,600 in gross proceeds. The Company received approximately $5,358,570 in net proceeds after deducting discounts and commissions and other offering expenses. At June 30, 2018, we had a cash and cash equivalents balance of $3,930,844. The Company believes that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

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

During the six months ended June 30, 2018 and 2017 our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $1,279,495 which included a net loss of $2,303,966 which was offset by noncash stock-based compensation of $2,027,250 and $1,348,985 of cash used by changes in operating assets and liabilities mostly related to our deposits with factories. Net cash provided by operating activities for the six months ended June 30, 2017 was $841,075, which included cash provided by net income of $1,113,213, which was partially offset by $375,072 of cash used in changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $527,462 and $44,264 for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing activities was attributable to purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 totaled $5,180,533 which related mostly to cash received from net proceeds from the Company’s initial public offering offset by borrowing and repayments under notes payable. Cash used in financing activities for the six months ended June 30, 2017 was $779,277 which related to the payment of dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2018, the SEC issued a notice of qualification of our offering statement on Form 1-A (File No. 024-10809), as amended, filed in connection with the IPO. Pursuant to such offering statement, we registered the offering and sale of up to 2,000,000 shares of our common stock by the Company at a price of $5.00 per share. The IPO closed on April 30, 2018.

As a result of the IPO, on April 30, 2018, the Company received gross proceeds of $6,562,600 and net proceeds of $5,358,570 after deducting selling agent discounts and commissions of $714,802, and other offering expenses of $1,204,030. See Note 10, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements, in Part I of this Quarterly Report on Form 10-Q for more information. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our Common Stock, or to the associates of any of the foregoing, or to our affiliates.

The net proceeds, after paying debt and accrued interest of $700,000, have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds as described in the Company’s offering statement on Form 1-A dated April 25, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated By Reference to			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Membership Interest Purchase Agreement by and among Xspand Products Lab, Inc., Edison Nation Holdings, LC and Members of Edison Nation Holdings, LLC, dated June 29, 2018	8-K	10.1	7/6/2018
2.2	Form of LLC Agreement	8-K	10.2	7/6/2018
2.3	Form of Registration Rights Agreement	8-K	10.3	7/6/2018
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018

XSPAND PRODUCTS LAB, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Philip Anderson
Philip Anderson
Corporate Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

-24-