Form 10-Q
period 2018-09-30
EDISON NATION, INC.
filed 2018-11-14
CIK 1717556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-38448

EDISON NATION, INC.

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of November 14, 2018, there were 5,052,104 shares of the registrant’s common stock outstanding.

EDISON NATION, INC.

(formerly known as Xspand Products Lab, Inc.)

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “Edison Nation” “we,” “us,” “our” and similar terms refer to Edison Nation, Inc., a Nevada corporation formerly known as Xspand Products Lab, Inc. and Idea Lab Products, Inc., and our subsidiaries S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB”), Edison Nation Holdings, LLC and its wholly-owned subsidiaries (“EN”).

Unless otherwise indicated, all share and per share information contained herein gives effect to the 1:33333 reverse stock split of our common stock, which was effective February 14, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

This Quarterly Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I - FINANCIAL INFORMATION

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$2,061,039	$557,268
Accounts receivable, net	2,832,513	1,430,236
Inventory	200,087	240,061
Prepaid expenses and other current assets	1,114,924	41,461
Loan held for investment	500,000	-
Due from related party	1,307,247	834,897
Total current assets	8,015,810	3,103,923
Property and equipment, net	969,671	966,904
Goodwill	12,785,855	-
Patents	53,822
Total assets	$21,825,158	$4,070,827

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,323,402	$1,135,039
Accrued expenses and other current liabilities	935,946	137,709
Current portion of notes payable related parties	285,015	225,553
Total current liabilities	2,544,363	1,498,301
Notes payable - related parties, non-current – net of debt discount	3,520,867	2,770,947
Notes payable	73,559	-
Derivative liability – put option contract	7,415,100	-
Deferred tax liability	34,209	34,209
Total liabilities	$13,588,098	$4,303,457
Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized; 5,040,004 and 3,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$5,040	$3,000
Additional paid-in capital	12,450,922	-
Accumulated deficit	(4,218,902)	(235,630)
Total stockholders’ equity (deficit)	8,237,060	(232,630)
Total liabilities and stockholders’ equity (deficit)	$21,825,158	$4,070,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017

Revenues, net	$4,940,188	$3,174,722	$12,758,715	$11,571,468
Cost of revenues	3,637,000	2,142,947	9,090,215	8,226,062
Gross profit	1,303,188	1,031,775	3,668,500	3,345,406

Operating expenses:
Selling, general and administrative	2,065,655	770,109	6,276,830	1,933,152
Operating (loss) income	(762,467)	261,666	(2,608,330)	1,412,254

Other (expense) income:
Rental income	25,704	25,704	77,111	77,111
Change in fair value of put option contract	(732,600)	-	(732,600)	-
Interest (expense) income	(42,130)	1,228	(407,267)	3,671
Total other (expense) income	(749,026)	26,932	(1,062,756)	80,782
(Loss) income before income taxes	(1,511,493)	288,598	(3,671,086)	1,493,036
Income tax expense (benefit)	167,813	(26,570)	312,186	64,655
Net (loss) income	$(1,679,306)	$315,168	$(3,983,272)	$1,428,381
Net (loss) income per share - basic and diluted	$(0.37)	$0.11	$(1.11)	$0.48
Weighted average number of common shares outstanding – basic and diluted	4,560,607	3,000,000	3,577,942	3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Nine months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	3,000,000	$3,000	$-	$(235,630)	$(232,630)
Sale of common stock – investors in the IPO, net of offering costs	1,312,520	1,313	5,357,257		5,358,570
Issuance of common stock to employees	61,900	62	309,438		309,500
Issuance of common stock to note holders	33,500	33	167,467		167,500
Issuance of common stock to vendors for services	75,000	75	374,925		375,000
Issuance of common stock to satisfy indebtedness related to acquisition of Edison Nation Holdings, LLC	557,084	557	3,759,760		3,760,317
Beneficial conversion option on indebtedness related to acquisition of Edison Nation Holdings, LLC			500,000		500,000
Stock-based compensation			1,982,076		1,982,076
Net loss				(3,983,272)	(3,983,272)
Balance, September 30, 2018	5,040,004	$5,040	$12,450,923	$(4,218,902)	$8,237,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended September 30,
	2018	2017
Cash Flow from Operating Activities
Net (loss) income	$(3,983,272)	$1,428,381
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	120,004	157,765
Amortization of financing costs	266,944	-
Stock-based compensation	2,666,576	-
Change in fair value of put option contract	732,600	-
Changes in assets and liabilities:
Accounts receivable	(1,402,277)	(97,251)
Inventory	39,974	629
Prepaid expenses and other current assets	(1,011,586)	(59,508)
Accounts payable	55,194	331,745
Accrued expenses and other current liabilities	780,564	35,645
Due from related party	(472,351)	(710,805)
Net cash (used in) provided by operating activities	(2,207,630)	1,086,601

Cash Flows from Investing Activities
Purchases of property and equipment	(121,186)	(47,792)
Acquisition of Edison Nation Holdings, LLC and Subsidiaries, net of cash received	(881,318)
Purchase of loan held for investment	(500,000)	-
Net cash used in investing activities	(1,502,504)	(47,792)

Cash Flows from Financing Activities
Borrowings under notes payable	718,559	-
Repayments under notes payable – related parties	(645,000)	-
Repayments under notes payable	(118,779)	-
Net proceeds from sale of common stock	5,358,570	-
Fees paid for financing costs	(99,444)	-
Dividends paid	-	(2,813,607)
Net cash provided by (used in) financing activities	5,213,906	(2,813,607)
Net increase in cash and cash equivalents	1,503,771	(1,774,798)
Cash and cash equivalents - beginning of period	557,268	2,534,753
Cash and cash equivalents - end of period	$2,061,039	$759,955

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$93,044	$-
Income taxes	$-	$52,386
Shares issued to note holders	$167,500	$-
Shares issued for the acquisition of Edison Nation Holdings, LLC	$3,760,317	$-
Shares reserved in exchange for the cancellation of certain non-voting membership interests related to acquisition of Edison Nation Holdings, LLC	$6,682,500	$-
Borrowings under note payable for the purchase of property and equipment	$73,559	$-
Issuance of 4%, 5 year senior convertible notes for the acquisition of Edison Nation Holdings, LLC	$1,428,161	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business Organization and Nature of Operations

As used herein, the terms the “Company,” “Edison Nation” “we,” “us,” “our” and similar refer to Edison Nation, Inc., a Nevada corporation formerly known as Xspand Products Lab, Inc. and Idea Lab Products, Inc., and/or its wholly-owned operating subsidiaries, and/or where applicable, its management.

Edison Nation, Inc. was incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. On October 26, 2017, Idea Lab X Products, Inc. changed its name to Xspand Products Lab, Inc. and on September 12, 2018 changed its name again to Edison Nation, Inc.

As of September 30, 2018, Edison Nation had four wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB”) and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC, Everyday Edisons, LLC, and Edison Nation Products, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. SRM was incorporated in Hong Kong on January 14, 1981 and primarily designs, manufactures and sells a broad variety of innovative toy products directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe. Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Fergco primarily designs, manufactures and sells packaging and packaging materials for industrial and pharmaceutical companies in North America. Edison Nation Holdings, LLC and all of its subsidiaries (collectively “EN”) are North Carolina limited liability companies. EN generates revenues and related cash flows from the acquisition of intellectual property rights from private inventors and the commercialization of that intellectual property. In order to acquire intellectual property rights, EN operates a website where inventors submit their innovative product ideas. The intellectual property rights acquired through these various sources is then licensed to either manufactures or retailers. In certain instances, the Company develops the intellectual property into innovative products and in other cases the intellectual property is licensed “as is”. In certain other instances the Company develops the intellectual property into products for the Direct Response Television (DRTV) market. For these products, the Company develops and tests infomercials, and then, for those with positive test results, licenses the products to strategic partners in the DRTV industry. The inventors of the intellectual property are paid a percentage of the Company’s revenue from its commercialization. This percentage varies with the Company’s investment in the development of the intellectual property.

On September 30, 2017, SRM and Fergco were acquired by the Company in exchange for an aggregate of 3,000,000 shares of the Company common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the condensed consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of the Company.

On February 14, 2018, the Company effected a one-for-3.333333 reverse stock split of its issued and outstanding shares of common stock. All share information has been retroactively restated to reflect the aforementioned reverse stock split.

CB was formed on May 14, 2018 under laws of the State of Nevada. CB was formed for the purpose of purchasing a promissory note from a bank, at a discount from face value, of a company in financial difficulty. CB currently has no operations and only holds the note as a loan held for investment.

On September 4, 2018, Edison Nation Holdings, LLC and its wholly-owned subsidiaries were acquired by the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Edison Nation, Inc. and its wholly-owned subsidiaries, SRM, Fergco, CB and EN. All intercompany transactions and balances have been eliminated in consolidation.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

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

Subsequent to acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount was reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of any such loan on the interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through the allowance for loan losses. Depending on the timing of an acquisition, the initial allocation of discount generally is made primarily to nonaccretable discount until the Company is able to assess any cash flows expected to be collected over the purchase price which are then transferred to accretable discount.

Goodwill

We record intangible assets based on their fair value on the date of acquisition. Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. We perform an impairment assessment of goodwill on an annual basis, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.

We may assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of these assets is greater than their carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is more likely than not that our goodwill and other indefinite-lived intangible assets are impaired, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis of goodwill initially rather than using a qualitative approach.

The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit's goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

Intangible assets - patents

Intangible assets include the cost of patents or patent rights (hereinafter, collectively “patents”) and trademarks. Patent and trademark costs are amortized utilizing the straight-line method over their remaining economic useful lives. Costs incurred related to patents prior to issuance are included in prepaid patent expense until the time the patent is issued and amortization begins or until management determines it is no longer likely the patent will be issued and amounts are expensed. Edison Nation reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods for innovative products (SRM and EN) and packaging materials to industrial and pharmaceutical companies (Fergco). The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017

Revenues:
Product sales	$4,858,055	$3,174,722	$12,676,582	$11,571,468
Other revenues	82,133	-	82,133	-
Total revenues	$4,940,188	$3,174,722	$12,758,715	$11,571,468

For a presentation of the Company’s revenues disaggregated by segment, see Note 12, Segment Reporting.

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

As of September 30, 2018, the book value and estimated fair value of the Company’s level 3 instruments was as follows:

	September 30, 2018
	Book Value	Estimated Fair Value
Loan held for investment	$500,000	$500,000
Derivative liability – put option contract	$(7,415,100)	$(7,415,100)

Financial instruments for which fair value is disclosed but not required to be recognized in the balance sheet on a recurring basis consisted of the following:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Loan held for investment	$500,000	-	-	$500,000

The following changes in level 3 instruments for the three months ended September 30, 2018 are presented below:

	Loan Held For Investment	Derivative Liability – Put Option Contract
Balance, July 1, 2018	$500,000	$-
Purchases	-	-
Sales	-	(6,682,500)
Change in fair value	-	(732,600)
Balance, September 30, 2018	$500,000	$(7,415,100)

The following changes in level 3 instruments for the nine months ended September 30, 2018 are presented below:

	Loan Held For Investment	Derivative Liability – Put Option Contract
Balance, January 1, 2018	$-	$-
Purchases	500,000	-
Sales	-	6,682,500
Change in fair value	-	(732,600)
Balance, September 30, 2018	$500,000	$(7,415,100)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies (HK dollars) are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and nine months ended September 30, 2018 and 2017 and the cumulative translation gains and losses as of September 30, 2018 and December 31, 2017 were not material.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2018 and December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

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

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period, adjusted to give effect to the 1-for-3.333333 reverse stock split, which was effected on February 14, 2018. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2017, there were no common stock equivalents outstanding. As of September 30, 2018, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

September 30,
2018
Selling Agent Warrants	65,626
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000
Options	290,000
Convertible shares under notes payable	285,632
Total	1,631,258

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivables and revenues.

The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $1,352,000 uninsured at September 30, 2018. The Company held cash of approximately $360,000 in foreign bank accounts as of September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the following customers represented more than 10% of total net revenues:

	For the Three Months Ended September 30,				For the Nine months Ended September 30,
	2018		2017		2018	2017
Customer A	23%			*	10%		*
Customer B		*	16%		17%	25%

* Customer did not represent greater than 10% of total net revenue.

As of September 30, 2018, the following customers represented more than 10% of total accounts receivable:

September 30,
2018
Customer A	29%
Customer B	12%

For the three and nine months ended September 30, 2018 and 2017, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017
North America	84%	81%	81%	81%
Asia-Pacific	11%	12%	15%	13%

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

Derivative Financial Instruments

Derivative financial instruments are recorded on the balance sheet as either an asset or a liability and measured at fair value. The derivatives does not qualify as a hedge and is not designated as a hedge. The change in the fair value of the derivative financial instrument is recognized in condensed consolidated statement of operations.

Recent Accounting Pronouncements

In January 2018, the FASB issued Accounting Standards Update No. 2017-01(“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 and the adoption did not have an impact on the Company’s results or consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive earnings (“AOCE”) to retained earnings, of disproportionate income tax effects arising from the impact of the Tax Cuts and Jobs Act of 2017. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-02 in the first quarter of 2018. The impact of the adoption resulted in a one-time reclassification in the amount of $21,503 from AOCE with a corresponding credit to retained earnings.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the nine-month periods ended September 30, 2018 and 2017.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company adopted this standard in the first quarter of 2018 and the adoption did not have an impact on the Company’s results or consolidated financial statements.

In February 2016, the FASB issued accounting guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.

In May 2017, the FASB issued accounting guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We have adopted this accounting guidance effective January 1, 2018, with no impact on our financial statements as there were no changes to the terms or conditions of share-based payment awards.

In June 2018, the FASB issued an amendment to the accounting guidance related to accounting for employee share-based payments which clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This amendment is effective for annual periods beginning after December 15, 2018. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.

In August 2018, the FASB issued new accounting guidance that addresses the accounting for implementation costs associated with a hosted service. The guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We have not yet adopted this accounting guidance and are currently evaluating the effect this accounting guidance will have on our financial statements.

In August 2018, the FASB issued new accounting guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Since this accounting guidance only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued new accounting guidance for Variable Interest Entities, which requires indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company currently does not believe that the adoption of this accounting guidance will have a material impact on its consolidated financial statements and related disclosures.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, except for items described in Note 12, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) design, manufacture and sale or licensing of a broad variety of innovative products sold directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe by SRM and EN and (ii) the design, manufacture and sale of packaging and packaging materials to industrial and pharmaceutical companies in North America by Fergco. CB does not have any material operations. Therefore, as of September 30, 2018, CB is not classified in either of the Company’s operating segments.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC for a total purchase price of $12,320,978 comprising of (i) $950,000 cash (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, less debt discount of $500,000 for the approximate fair value of the conversion feature, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes (subject to certain adjustments as provided in the Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company and Edison Nation Holdings, LLC and Edison Nation Holdings, LLC members dated June 29, 2018 and the terms of the New Convertible Notes), (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN that will be created specifically in connection with the transaction contemplated by the Purchase Agreement (which exchange obligations may be instead satisfied in cash instead of shares of common stock, in the Company’s sole discretion), and (iv) the issuance of 557,084 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by EN to Venture Six, LLC and Wesley Jones with a total principal balance of $4,127,601.94 as of the date of the Purchase Agreement. The following table summarizes the aggregate purchase price consideration paid to acquire Edison Nation Holdings, LLC:

September 4,
2018
Cash paid to members of Edison Nation Holdings, LLC	$700,000
Repayment of debt and related obligations	250,000
Issuance of 4%, 5-year senior convertible notes to satisfy indebtedness and related obligations	1,428,161
Reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN	6,682,500
Issuance of 557,084 shares of the Company’s common stock to satisfy indebtedness and related obligations	3,760,317
$12,820,978

The Company believes that this combination will further strengthen its future growth opportunities while also increasing product diversification. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

September 4,
2018
Cash and cash equivalents	$68,682
Accounts receivable	15,259
Other current assets	40,204
Property and equipment	1,852

Patents	53,750
Goodwill	12,785,855
Total assets acquired	12,965,602

Accounts payable	75,711
Accrued expenses and other current liabilities	68,913
Total liabilities assumed	144,624
$12,820,978

The Company has preliminarily allocated the majority of the purchase price to goodwill due to the EN entities generating only minimal historical cash flows and therefore minimal identifiable intangible assets. The Company anticipates the goodwill will be tax deductible.

EN's results of operations have been included in our consolidated financial statements beginning on September 4, 2018. EN’s contributed revenue of $78,488 and net income of $11,384 for the period from the date of acquisition through September 30, 2018.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three and nine months ended September 30, 2018 and September 30, 2017 as if the acquisition had occurred on January 1, 2017:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017

Revenues, net	$5,117,995	$3,487,352	$13,279,279	$12,445,560
Cost of revenues	3,637,000	2,233,907	9,116,670	8,375,279
Gross profit	1,480,995	1,253,445	4,162,609	4,070,281

Operating expenses:
Selling, general and administrative	2,196,686	1,043,093	6,776,134	2,764,771
Operating (loss) income	(715,691)	210,352	(2,613,525)	1,305,510

Other (expense) income:
Rental income	25,704	25,704	77,111	77,111
Change in fair value of put option contract	(732,600)	-	(732,600)	-
Interest (expense) income	(42,128)	1,228	(407,260)	3,690
Total other (expense) income	(749,024)	26,932	(1,062,749)	80,801
(Loss) income before income taxes	(1,464,715)	237,284	(3,676,274)	1,386,311
Income tax expense (benefit)	167,813	(26,570)	312,186	64,655
Net (loss) income	$(1,632,528)	$263,854	$(3,988,460)	$1,321,656
Net (loss) income per share - basic and diluted	$(0.33)	$0.07	$(0.96)	$0.37
Weighted average number of common shares outstanding – basic and diluted	4,954,199	3,557,084	4,151,528	3,557,084

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and EN and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at the beginning of Fiscal 2017 and are not indicative of the future operating results of the combined company. The financial information for EN prior to the acquisition has been included in the pro-forma results of operations on a calendar-year basis and includes certain adjustments to EN’s historical consolidated financial statements to align with U.S. GAAP and the Company's accounting policies. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments. The pro-forma consolidated financial statement also reflect the impact of debt repayment and borrowings made to finance the acquisition and exclude historical interest expense for EN. Transaction costs of $239,682 and $84,980 for the three and nine months ended December 30, 2017, which have been in the Company’s consolidated statements of operations, have been excluded from the above pro-forma consolidated results of operations due to their non-recurring nature.

Note 4 — Inventory

As of September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$23,896	$30,410
Finished goods	176,191	209,651
Total inventory	$200,087	$240,061

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Prepaid expenses and other current assets

As of September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2018	2017
Deposits for inventory	$831,744	$-
Deposits	45,458	22,814
Retainers with consultants	158,500
Prepaid insurance	34,461	-
Deposits	13,478	-
Other	31,283	18,647
Total prepaid expenses and other current assets	$1,114,924	$41,461

Note 6 — Loan held for investment

On June 4, 2018, the Company purchased a promissory note for $500,000 from a bank at a discount from face value of a company in financial difficulty. As of September 30, 2018, the loan held-for-investment consisted of the following:

September 30,
2018
Cloud b, Inc., Promissory note, past due, Wall Street Journal prime rate plus 3% interest	$2,270,000
Non-accretable purchase discount	(1,770,000)
Total loan held-for-investment	$500,000

The interest rate of the promissory note as of September 30, 2018 was 8%. On October 29, 2018, the Company purchased 72.15% of the outstanding capital stock of Cloud B, see Note 13, Subsequent Events.

Note 7 — Income Taxes

Fergco was a Subchapter S pass-through entity for income tax purposes prior to its acquisition by the Company on September 30, 2017. Accordingly, Fergco was not subject to income taxes prior to the acquisition and therefore the tax provision related to the United States income is only for the period from January 1, 2018 to September 30, 2018.

The Company’s foreign entity is SRM, which is an entity subject to the Hong Kong, China tax regime. The Hong Kong tax returns remain subject to examination by local taxing authorities beginning with the tax year ended December 31, 2011.

Edison Nation Holdings, LLC and its subsidiaries are limited liability corporation pass-through entities for income tax purposes prior to its acquisition by the Company on September 4, 2018. Accordingly, EN was not subject to income taxes prior to the acquisition and the results of operations were not material therefore the tax provision related to the United States income is only for the period from September 4, 2018 to September 30, 2018.

The statutory federal income tax rate differs from the Company’s effective tax rate due to the valuation allowance related to nondeductible expenses partially offset by lower foreign income taxes in Hong Kong.

Note 8 — Notes Payable

The Company borrowed funds under two separate notes, aggregating $645,000, in February 2018 and March 2018. As of September 30, 2018, both holders of the notes were paid in full. In addition, the Company was required to issue 20,000 and 13,500 shares under the notes payable, respectively. The fair value of the shares to be issued was $167,500 which was recorded as a debt discount and fully amortized through interest expense. In May 2018, the Company issued 13,500 shares to the one note holder and 20,000 shares were still required to be issued as of September 30, 2018.

On September 7, 2018, the Company borrowed 73,559 related to the purchase of a commercial delivery vehicle. The monthly payments under the note are $1,371 commencing on October 6, 2018 and maturing on September 6, 2023.

Note 9 — Related Party Transactions

As of September 30, 2018 and December 31, 2017, due from related party consists of amounts due from SRM Entertainment Group LLC (“SRM LLC”), which was the parent of SRM prior to its acquisition by the Company, related to operating expenses that were paid for on behalf of one related party to the other related party. As of September 30, 2018 and December 31, 2017, the net amount due from related parties was $1,307,247 and $834,897, respectively. Such amounts are due currently.

In connection with the acquisition of SRM and Fergco, the Company issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P, in relation to the acquisition of SRM in the amount of $2,120,000 and the other note was issued to the stockholders of Fergco in the amount of $876,500. The notes bear interest at a rate of six percent (6%) per annum and have an effective interest rate of six percent (6%) per annum. The Company is required to make monthly payments comprised of principal and interest beginning in January 2018 that are amortized over ten (10) years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates ($677,698 due on December 1, 2020 and $1,249,043 due on December 1, 2022).

In connection with the acquisition of EN, the Company issued five senior convertible notes payable aggregating $1,428,161. The notes have an effective interest rate of four percent (4%) per annum. The Company is required to make semi-annual interest payments on June 30th and December 31st of each year. The notes have an option to convert at a conversion price of $5.00. Prepayments are not allowed under the notes without the prior written consent of applicable holders of a note until the second anniversary of the effective date of the note, after which time the notes may be prepaid without penalty at any time upon sixty (60) days’ written notice to the holders, as long as the Company has filed a Registration Statement on Form S-3 with the SEC. If the conversion option is not elected by the holder, all outstanding principal and interest is due on September 4, 2023. The Company recorded a debt discount of $500,000 related to the beneficial conversion feature that will be amortized over five (5) years to interest expense.

Related party interest expense was $145,656 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The scheduled maturities of the notes payable for the next five years as of September 30, 2018, are as follows:

For the Years Ended December 31,	Amount
2018	$106,770
2019	239,461
2020	254,230
2021	857,069
2022	1,420,190
Thereafter	1,428,162
4,305,882
Less: debt discount	(500,000)
$3,805,882

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingencies

Operating Lease

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong. On August 8, 2018, SRM extended its lease for office space in Kowloon, Hong Kong so that the lease will now expire on August 7, 2020. Monthly lease payments are approximately $6,400 for a total of approximately $154,000 for the total term of the lease.

The Company leases certain office space from an entity affiliated through common ownership under operating lease agreement. The operating lease requires base monthly payments of $3,333 plus the Company’s share of the facilities operating expenses as defined in the lease agreement through May 2017. The lease agreement contains four successive five year renewal options with 5% base rent escalations at the end of each extension period. Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows:

Total rent expense for the three months ended September 30, 2018 and 2017 was $65,244 and $83,218, respectively and total rent expense for the nine months ended September 30, 2018 and 2017 was $211,780 and $126,328, respectively. Rent expense is included in general and administrative expense on the condensed consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three months ended September 30, 2018 and 2017 was $25,704, respectively, and $77,111 for both the nine months ended September 30, 2018 and 2017, respectively and is included in other income on the condensed consolidated statements of operations.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who has been nominated to be voted upon as a board member of the Company at the Company’s next annual meeting, is also the Chief Executive Officer and the largest equity holder of Enventys.

Legal Contingencies

As of September 30, 2018, we were not a party to any material legal proceedings. However, the Company may be involved in claims and litigation in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

Common Stock

The Company issued 1,312,520 shares of common stock related to the IPO, at a public offering price of $5.00 per share in August 2018. The Company received gross proceeds of $6,562,600 and net proceeds of $5,358,570 after deducting underwriter commissions and expenses of $714,802, legal fees of $157,358, escrow closing fees of $4,000 and other direct offering expenses which together aggregate $1,204,030.

Stock-Based Compensation

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options are equal to the fair market value of the underlying Company common stock on the date of grant.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

2018
Weighted average fair value of option granted	$1.82
Risk-free interest rate	2.2%
Expected term in years	2.5
Volatility	50.0%
Dividend rate	0.0%

The following table summarizes stock option award activity during 2018:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2018	-	$-	-	-
Granted	290,000	5.55	4.5	-
Balance, September 30, 2018	290,000	$5.55	4.5	561,300

The Company recorded stock-based compensation expense of $260,826 for the fair value of the options for the three and nine months ended September 30, 2018. No compensation expense was recorded for the three and nine months ended September 30, 2017.

On February 28, 2018, the Company agreed to assume certain consulting agreements entered into by SRM LLC, which was the parent of SRM prior to its acquisition by the Company. Under these consulting agreements SRM LLC offered these consultants options to own stock if SRM LLC were ever sold for past considerations. As an accommodation to the Company, the principal stockholder of SRM satisfied these agreements on behalf of the Company, by transferring 344,250 of his shares to the consultants. In accordance with SEC Staff Accounting Bulletin (SAB) 79 amended by SAB 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder,” the Company recorded stock-based compensation expense of $1,721,250 for the fair value of these shares for the nine months ended September 30, 2018.

The Company issued 61,900 shares of common stock to employees in connection with the IPO. The Company recorded stock-based compensation expense of $309,500 for the fair value of the 61,900 shares of common stock issued to employees for services for the nine months ended September 30, 2018.

The Company issued 75,000 shares of common stock to consultants in connection with the services provided. The Company recorded stock-based compensation expense of $375,000 for the fair value of the 75,000 shares of common stock issued to consultants for services for the nine months ended September 30, 2018.

Selling Agent Agreement

In connection with the IPO, the Company agreed to issue to the selling agent in the IPO, warrants to purchase a number of shares of the common stock equal to 5.0% of the total shares of common stock sold in any closing of the IPO, excluding shares purchased by investors sourced via alternative funding platforms (the “Selling Agent Warrants”). The Selling Agent Warrants are exercisable commencing on the qualification date of the IPO and have a term of 5 years. The Selling Agent Warrants are not redeemable by the Company. The exercise price for the Selling Agent Warrants is 20% greater than the IPO offering price, or $6.00 per share. On August 16, 2018, the Company issued 65,626 of Selling Agent Warrants that are exercisable for 65,626 shares of the Company’s common stock.

Note 12 — Segment Reporting

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2018 and 2017 were the consumer goods segment (formerly the SRM segment) and the packaging materials segment (formerly the Fergco segment). The Company incurs operating expenses related to the corporate level and these costs are not allocated to the Company’s operating segments. CB does not have any reportable operations. The Company’s chief operating decision-maker has been identified as the Company’s Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Segment Reporting — (Continued )

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017
Revenues:
Packaging materials	$1,567,723	$1,234,208	$4,593,051	$3,911,040
Consumer goods	3,372,465	1,940,514	8,165,664	7,660,428
Total segment and consolidated revenues	$4,940,188	$3,174,722	$12,758,715	$11,571,468

Gross profit:
Packaging materials	$417,627	$487,227	$1,278,349	$1,192,668
Consumer goods	885,561	544,548	2,390,151	2,152,738
Total segment and consolidated gross profit	$1,303,188	$1,031,775	$3,668,500	$3,345,406

Income (loss) from operations:
Packaging materials	$78,369	$202,699	$219,627	$136,961
Consumer goods	696,255	141,079	1,904,145	1,357,405
Corporate	(1,537,091)	(82,112)	(4,732,102)	(82,112)
Total segment and consolidated (loss) income from operations	$(762,467)	$261,666	$(2,608,330)	$1,412,254

Depreciation and amortization:
Packaging materials	$28,878	$36,202	$84,413	$104,374
Consumer goods	11,863	13,854	35,591	48,616
Total segment depreciation and amortization	$40,741	$50,056	$120,004	$152,990

	September 30,	December 31,
	2018	2017
Segment total assets:
Packaging materials	$2,435,580	$1,853,273
Consumer goods	17,584,758	2,217,296
Corporate	1,804,820	258
Total segment and consolidated assets	$21,825,158	$4,070,827

Note 13 — Subsequent Events

Cloud B Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B for consideration of 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the annual gross sales of Cloud B, as reduced by the total gross sales generated by Cloud B in 2018. The Earn Out Agreement expires on December 31, 2021.

The initial accounting for the acquisition, including the amounts of each major class of assets acquired and liabilities assumed has not been completed at this time and has not been disclosed in these condensed consolidated financial statements due to the timing of the closing of the transaction and the information is not readily available.

In connection with the transaction the Company will no longer present multiple segments and this will be the last presentation of the packaging materials and consumer goods segment as all entities will operate cross functionally as one team to bring products to market.

Operating Lease

On October 1, 2018, the Company entered into a lease for office space in Winter Park, Florida which expires on September 30, 2020. Monthly lease payments are approximately $1,887 for a total of approximately $45,288 for the total term of the lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiaries, SRM, Fergco, EN and CB, the discussion and analysis relates to activities primarily conducted at the subsidiary level. Historical results and trends that might appear in this Quarterly Report should not be interpreted as being indicative of future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.

Overview

As used herein, the terms the “Company,” “Edison Nation” “we,” “us,” “our” and similar refer to Edison Nation, Inc., a Nevada corporation formerly known as Xspand Products Lab, Inc. and Idea Lab Products, Inc., and/or its wholly-owned operating subsidiaries, and/or where applicable, its management.

Edison Nation, Inc. was incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. On October 26, 2017, Idea Lab X Products, Inc. changed its name to Xspand Products Lab, Inc. and on September 12, 2018 changed its name again to Edison Nation, Inc.

As of September 30, 2018, Edison Nation had four wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB”) and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC, Everyday Edisons, LLC, and Edison Nation Products, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. SRM was incorporated in Hong Kong on January 14, 1981 and primarily designs, manufactures and sells a broad variety of innovative toy products directly to retailers or direct to consumers via ecommerce in North America, Asia and Europe. Fergco was incorporated on September 14, 1966 under the laws of the State of New Jersey. Fergco primarily designs, manufactures and sells packaging and packaging materials for industrial and pharmaceutical companies in North America. Edison Nation Holdings, LLC and all of its subsidiaries (collectively “EN”) are North Carolina limited liability companies. EN generates revenues and related cash flows from the acquisition of intellectual property rights from private inventors and the commercialization of that intellectual property. In order to acquire intellectual property rights, EN operates a website where inventors submit their innovative product ideas. The intellectual property rights acquired through these various sources is then licensed to either manufactures or retailers. In certain instances, the Company develops the intellectual property into innovative products and in other cases the intellectual property is licensed “as is”. In certain other instances the Company develops the intellectual property into products for the Direct Response Television (DRTV) market. For these products, the Company develops and tests infomercials, and then, for those with positive test results, licenses the products to strategic partners in the DRTV industry. The inventors of the intellectual property are paid a percentage of the Company’s revenue from its commercialization. This percentage varies with the Company’s investment in the development of the intellectual property.

On September 30, 2017, SRM and Fergco were acquired by the Company in exchange for an aggregate of 3,000,000 shares of the Company common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the condensed consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of the Company.

CB was formed on May 14, 2018 under laws of the State of Nevada. CB was formed for the purpose of purchasing a promissory note from a bank, at a discount from face value, of a company in financial difficulty. As such, CB does not currently have operations, only holds the foregoing note, and is correspondingly not included in either of the Company’s reportable operating segments.

On September 4, 2018, Edison Nation Holdings, LLC and its subsidiaries were acquired by the Company for (i) $950,000 and the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal amount of the sum of $1,406,352 plus accrued but unpaid interest arising on the senior convertible debt through the closing date, which as of the date of the Purchase Agreement would be convertible into approximately 281,270 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes (subject to certain adjustments as provided in the Purchase Agreement and the terms of the New Convertible Notes), (ii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN that will be created specifically in connection with the transaction contemplated by the Purchase Agreement (which exchange obligations may be instead satisfied in cash instead of shares of common stock, in the Company’s sole discretion), and (iii) the issuance of approximately 550,346 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by EN to Venture Six, LLC and Wesley Jones with a total principal balance of $4,127,601.94 as of the date of the Purchase Agreement.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Cloud B Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud b Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B for consideration of 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the annual gross sales of Cloud B, as reduced by the total gross sales generated by Cloud B in 2018. The Earn Out Agreement expires on December 31, 2021.

Operating Lease

On October 1, 2018, the Company entered into a lease for office space in Winter Park, Florida which expires on September 30, 2020. Monthly lease payments are approximately $1,887 for a total of approximately $45,288 for the total term of the lease.

Non-Employee Director Compensation

On September 26, 2018, the Compensation Committee of the board of directors approved the terms of compensation to be paid to non-employee directors for fiscal year 2018. Compensation for non-employee directors includes an annual retainer of $15,000 and an award of options to purchase 20,000 shares of the Company’s common stock. The restricted stock underlying such options will vest one year after the grant date. In addition, the chair of each of the board’s committees shall receive an annual committee meeting fee of $5,000.

Executive Compensation Agreements

On September 26, 2018, the Company entered into written employment agreements with Christopher B. Ferguson, its Chief Executive Officer, and Philip Anderson, its Chief Financial Officer and Corporate Secretary (each, an “Employment Agreement”). The Company has generally employed its executive officers “at will” and did not previously have written employment agreements with Messrs. Ferguson and Anderson.

Mr. Ferguson’s Employment Agreement provides for a term of 3 years terminable at will by either party, an annual base salary of $175,000 per year and an annual discretionary bonus of up to 100% of his base salary based on performance criteria determined by the Company’s board of directors. Mr. Ferguson will also receive the normal benefits available to the Company’s executives. If Mr. Ferguson’s employment is terminated by the Company without Cause (as defined in Mr. Ferguson’s Employment Agreement) or by Mr. Ferguson as a result of a material breach by the Company, Mr. Ferguson will be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 month following the termination. Mr. Ferguson’s Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in Mr. Ferguson’s Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company.

Mr. Anderson’s Employment Agreement provides for a term of 3 years terminable at will by either party, an annual base salary of $250,000 per year and an annual discretionary bonus of up to 100% of his base salary based on performance criteria determined by the Board. Mr. Anderson will also receive the normal benefits available to the Company’s executives. Under Mr. Anderson’s Employment Agreement and pursuant to the Company’s employee stock option program, the Company confirmed that it had previously granted Mr. Anderson options to purchase 210,000 shares of Common Stock at an exercise price equal to $5.00 per share (the “Anderson Options”). The Anderson Options vest according to the vesting schedule set forth in the Non-Qualified Option Agreement described therein. If Mr. Anderson’s employment is terminated by the Company without Cause (as defined in Mr. Anderson’s Employment Agreement) or by Mr. Anderson as a result of a material breach by the Company, Mr. Anderson will be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 month following the termination. Mr. Anderson’s Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in Mr. Anderson’s Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company.

Financial Overview

Revenues

We have two reportable segments. Through our consumer products segment (formerly the SRM segment), we sell or license a broad variety of innovative products directly to retailers or direct to consumers via e-commerce in North America, Asia and Europe. Through our packaging materials segment (formerly the Fergco segment), we sell packaging and packaging materials principally to industrial and pharmaceutical companies in North America.

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

There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2018 as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We believe these critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Off-Balance Sheet Arrangements

We did not have and were not a party to, during the periods presented, any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Three months ended September 30, 2018 versus three months ended September 30, 2017

Revenue

For the three months ended September 30, 2018 and 2017, total segment and consolidated revenues consisted of the following:

	For the Three Months Ended September 30,
	2018	2017
Revenues:
Packaging materials	$1,567,723	$1,234,208
Consumer goods	3,293,977	1,940,514
Total segment and consolidated revenues	$4,861,700	$3,174,722

For the three months ended September 30, 2018, revenues from our packaging materials segment increased by $333,515 or 27%, as compared to the three months ended September 30, 2017. The increase was primarily attributable to increased product demand from our existing customers that have experienced increased demand from their own customers.

For the three months ended September 30, 2018, revenues from our consumer goods segment increased by $1,353,463 or 70%, as compared to the three months ended September 30, 2017. The increase was primarily attributable to the addition of new products and customers in the consumer products segment.

Cost of Revenues

For the three months ended September 30, 2018 and 2017, total segment and consolidated cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2018	2017
Cost of revenues:
Packaging materials	$1,150,096	$746,981
Consumer goods	2,486,904	1,395,966
Total segment and consolidated cost of revenues	$3,637,000	$2,142,947

For the three months ended September 30, 2018, cost of revenues increased by $1,494,053 or 70%, as compared to the three months ended September 30, 2017. The increase was primarily attributable to the increase in total segment and consolidated revenues.

Gross Profit

Gross profit and gross margin by segment and totals are as follows:

	For the Three Months Ended September 30,
	2018	2017
Gross profit:
Packaging materials	$417,627	$487,227
Consumer goods	807,073	544,548
Total segment and consolidated gross profit	$1,224,700	$1,031,775

For the three months ended September 30, 2018, gross profit for our packaging materials segment decreased by $69,600, or 14%, as compared to the three months ended September 30, 2017. The decrease was primarily a result of unfavorable product mix. For the three months ended September 30, 2018, gross margin decreased to 26.6%, as compared to 39.5% for the three months ended September 30, 2017.

For the three months ended September 30, 2018, gross profit for our consumer goods segment increased by $262,525, or 48%, as compared to the three months ended September 30, 2017. The increase was primarily a result of the increase in revenues offset by increased tariffs and lower margin product sales. For the three months ended September 30, 2018, gross margin increased to 24.5%, as compared to 28.1% for the three months ended September 30, 2017.

Operating Expenses

Selling, general and administrative expenses were $2,065,655 and $770,109 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $1,295,546, or 168.2%. The increase was primarily attributable to related to the issuance of 75,000 shares of common stock to consultants for services performed, 290,000 options granted to employees and other indirect costs incurred related to the IPO and increased salaries related to the hiring of The Company employees and executives during 2018. The Company expects operating expenses to continue to increase as a public company and due to the Company’s expected future growth.

Rental Income

Rental income was $25,703 for both the three months ended September 30, 2018 and 2017.

Nine months ended September 30, 2018 versus nine months ended September 30, 2017

Revenue

For the nine months ended September 30, 2018 and 2017, total segment and consolidated revenues consisted of the following:

	For the Nine months Ended September 30,
	2018	2017
Revenues:
Packaging materials	$4,593,051	$3,911,040
Consumer goods	8,087,176	7,660,428
Total segment and consolidated revenues	$12,680,227	$11,571,468

For the nine months ended September 30, 2018, revenues from our packaging materials segment increased by $682,011 or 17%, as compared to the nine months ended September 30, 2017. The increase was primarily attributable to increased product demand from our existing customers that have experienced increased demand from their own customers.

For the nine months ended September 30, 2018, revenues from our consumer goods segment decreased by $426,748 or 6%, as compared to the nine months ended September 30, 2017. The increase was primarily attributable to the addition of new products and customers in the consumer products segment.

Cost of Revenues

For the nine months ended September 30, 2018, total segment and consolidated cost of revenues consisted of the following:

	For the Nine months Ended September 30,
	2018	2017
Cost of revenues:
Packaging materials	$3,314,702	$2,718,372
Consumer goods	5,775,513	5,507,690
Total segment and consolidated cost of revenues	$9,090,215	$8,226,062

For the nine months ended September 30, 2018, cost of revenues increased by $864,153 or 10.6%, as compared to the nine months ended September 30, 2017. The increase was primarily attributable to the increase in total segment and consolidated revenues.

Gross Profit

Gross profit and gross margin by segment and totals are as follows:

	For the Nine months Ended September 30,
	2018	2017
Gross profit:
Packaging materials	$1,278,349	$1,192,668
Consumer goods	2,311,663	2,152,738
Total segment and consolidated gross profit	$3,590,012	$3,345,406

For the nine months ended September 30, 2018, gross profit for our packaging materials segment increased by $85,681, or 7%, as compared to the nine months ended September 30, 2017. The increase was primarily a result of the increase in revenues. For the nine months ended September 30, 2018, gross margin decreased to 27.8%, as compared to 30.5% for the nine months ended September 30, 2017. The decrease is primarily a result of unfavorable product mix.

For the nine months ended September 30, 2018, gross profit for our consumer goods segment decreased by $158,925, or 7%, as compared to the nine months ended September 30, 2017. These increases were primarily a result of the increase in revenues offset by increased tariffs and lower margin product sales. For the nine months ended September 30, 2018, gross margin decreased to 30.7%, as compared to 41.1% for the nine months ended September 30, 2017. The decrease is primarily a result of unfavorable product mix.

Operating Expenses

Selling, general and administrative expenses were $6,276,830 and $1,933,152 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $4,343,678, or 224.7%. The increase was primarily attributable to stock-based compensation expense of $1,721,250, related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants, stock-based compensation expense of $260,826 related to the issuance of 290,000 options granted to employees, other non-cash stock charges of $309,500 and $375,000 related to the issuance of 61,900 shares of common stock to employees and 75,000 shares of common stock to consultants for services performed, respectively, and other indirect costs incurred related to the IPO and increased salaries related to the hiring of The Company employees and executives during 2018. The Company expects operating expenses to continue to increase as a public company and due to the Company’s expected future growth.

Rental Income

Rental income was $77,111 for both the nine months ended September 30, 2018 and 2017.

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

For the three and nine months ended September 30, 2018 and 2017, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(1,679,306)	$315,168	$(3,983,272)	$1,428,381

Interest expense, net	42,135	(1,228)	407,273	(3,671)
Income tax expense	167,813	(26,570)	312,186	64,655
Depreciation and amortization	40,742	50,056	120,003	152,990
EBITDA	(1,428,616)	337,426	(3,143,810)	1,642,355
Stock-based compensation	260,826	-	1,982,076	-
Other noncash stock-based charges	378,500	-	684,500	-
Change in fair value of put option contract	732,600		732,600
Restructuring and severance costs	9,000	-	27,000	-
Transaction and acquisition costs	84,980	-	239,682	-
Other non-recurring costs	-	-	42,686	-
Adjusted EBITDA	$37,290	$337,426	$564,734	$1,642,355

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

Liquidity and Capital Resources

At September 30, 2018, we had total current assets of $8,015,810 and current liabilities of $2,544,363 resulting in working capital of $5,471,447. At September 30, 2018, we had total assets of $21,825,158 and total liabilities of $13,588,098 resulting in stockholders’ equity of $8,237,060.

At September 30, 2018, we had $4,305,882 of outstanding notes payable due to our related parties of which $285,015 was the current portion. These notes arose as part of the consideration paid in our acquisition of SRM, Fergco and EN.

On May 2, 2018, we completed our IPO raising $6,562,600 in gross proceeds. The Company received approximately $5,358,570 in net proceeds after deducting discounts and commissions and other offering expenses. At September 30, 2018, we had a cash and cash equivalents balance of $2,061,039. The Company believes that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

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

During the nine months ended September 30, 2018 and 2017, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $2,207,630 which included a net loss of $3,983,272 which was offset by stock-based compensation of $2,666,576 and $2,010,482 of cash used by changes in operating assets and liabilities mostly related to our deposits with factories. Net cash provided by operating activities for the nine months ended September 30, 2017 was $1,086,601, which included cash provided by net income of $1,428,381, which was partially offset by $499,545 of cash used in changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $502,504 and $47,792 for the nine months ended September 30, 2018 and 2017, respectively. Cash used in investing activities was mostly attributable to acquisition of Edison Nation Holdings, LLC and its subsidiaries and the purchase of a loan held for investment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 totaled $5,213,906 which related mostly to cash received from net proceeds from the Company’s initial public offering offset by borrowing and repayments under notes payable. Cash used in financing activities for the nine months ended September 30, 2017 was $2,813,607 which related to the payment of dividends.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the IPO, on April 30, 2018, the Company received gross proceeds of $6,562,600 and net proceeds of $5,358,570 after deducting selling agent discounts and commissions of $714,802, and other offering expenses of $1,204,030. See Note 11, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements, in Part I of this Quarterly Report on Form 10-Q for more information. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our Common Stock, or to the associates of any of the foregoing, or to our affiliates.

The net proceeds, after paying debt and accrued interest of $700,000, have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds as described in the Company’s offering statement on Form 1-A dated April 25, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated By Reference to			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
10.1	Membership Interest Purchase Agreement dated June 29, 2018	8-K	10.1	September 6, 2018
10.2	Fifth Amended and Restated Operating Agreement of Edison Nation Holdings, LLC, dated September 4, 2018	8-K	10.2	September 6, 2018
10.3	Registration Rights Agreement dated September 4, 2018	8-K	10.3	September 6, 2018
10.4	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.5	Employment Agreement, by and between Edison Nation, Inc. and Christopher Ferguson, dated September 26, 2018	8-K	10.1	October 5, 2018
10.6	Employment Agreement, by and between Edison Nation, Inc. and Phil Anderson, dated September 26, 2018	8-K	10.2	October 5, 2018
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Filed herewith.

+	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Philip Anderson
Philip Anderson
Corporate Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)