Form 10-Q/A
period 2018-09-30
EDISON NATION, INC.
filed 2018-11-15
CIK 1717556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

☐ Yes ☒ No

As of November 14, 2018, there were 5,050,004 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on the Form 10-Q of Edison Nation, Inc. (the “Company”) for the quarter ended September 30, 2018 originally filed on November 14, 2018 (the "Original Filing"), is being filed solely to include the XBRL documents Exhibit Number 101, which were omitted from the Original Filing as originally filed.

Except as discussed above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated By Reference to			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
10.1	Membership Interest Purchase Agreement dated June 29, 2018	8-K	10.1	September 6, 2018
10.2	Fifth Amended and Restated Operating Agreement of Edison Nation Holdings, LLC, dated September 4, 2018	8-K	10.2	September 6, 2018
10.3	Registration Rights Agreement dated September 4, 2018	8-K	10.3	September 6, 2018
10.4	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.5	Employment Agreement, by and between Edison Nation, Inc. and Christopher Ferguson, dated September 26, 2018	8-K	10.1	October 5, 2018
10.6	Employment Agreement, by and between Edison Nation, Inc. and Phil Anderson, dated September 26, 2018	8-K	10.2	October 5, 2018
31.1+	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.1	November 14, 2018
31.2+	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.2	November 14, 2018
32.1+	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.1	November 14, 2018

101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Filed herewith.

+	Previously filed or furnished with the Company’s original 10-Q filed with the Securities and Exchange Commission on November 14, 2018.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2018

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Philip Anderson
Philip Anderson
Corporate Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)