Form 10-K
period 2018-12-31
EDISON NATION, INC.
filed 2019-04-16
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-38448

EDISON NATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

909 New Brunswick Ave
Phillipsburg, New Jersey	08865
(Address of Principal Executive Offices)	(Zip Code)

(610) 829-1039
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,636,586, based on the closing sales price of $7.77 per share as reported on The Nasdaq Capital Market.

As of April 12, 2019, there were 5,680,330 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EDISON NATION, INC.

(formerly known as Xspand Products Lab, Inc.)

USE OF MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

Solely for convenience, we refer to trademarks in this Annual Report on Form 10-K without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, the terms “Edison Nation” “we,” “us,” “our,” the “Company” and similar terms refer to Edison Nation, Inc., a Nevada corporation formerly known as Xspand Products Lab, Inc. and Idea Lab Products, Inc., and all of our subsidiaries and affiliates.

Unless otherwise indicated, all share and per share information contained herein gives effect to the 1:33333 reverse stock split of our common stock, which was effective February 14, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the period ended December 31, 2018 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1. BUSINESS

Edison Nation: End-to-end product innovation, development and commercialization

Edison Nation is a vertically-integrated, end-to-end, consumer product research and development, manufacturing, sales and fulfillment company.

The Company is the aggregation of five wholly owned subsidiaries whose operations and go-to-market strategy are vertically integrated under the Edison Nation corporate umbrella.

Edison Nation’s cornerstone business driver is its proprietary web-enabled new product development and licensing platform (www.edisonnation.com) that provides a low risk, high reward process to connect innovators of new product ideas with potential licensing partners.

Considered to be the “go-to” resource for independent innovators with great consumer product invention ideas, Edison Nation engages with over 140,000 registered online innovators and entrepreneurs to bring innovative, new products to market focusing on high-interest, high-velocity consumer categories.

Since its inception, Edison Nation has received over 100,000 idea submissions, with products selling in excess of $250 million at retail through the management of over 300 client product campaigns with distribution across diverse channels including ecommerce, mass merchandisers, specialty product chains, entertainment venues, national drug chains, and tele-shopping. These clients include many of the largest manufacturers and retailers in the world including Amazon, Bed Bath and Beyond, HSN, Rite Aid, P&G, and Black & Decker.

Edison Nation also creates, manufactures and markets its own products for the infant / toddler market under the Cloud b consumer brand name. In addition, the Company leverages its vertically integrated resources and capabilities to create licensed consumer products for large entertainment theme park enterprises, like Disney World and Universal Studios.

Business Model

New product ideas have little value without the ability and skill required to commercialize them. The considerable investment and executional “know how” needed to initiate a process - from idea to product distribution - has always been a challenge for the individual innovator.

Edison Nation’s business model is designed to take advantage of online marketplace and crowdfunding momentum for our future growth mitigating new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed.

To that end, Edison Nation empowers and enables innovators and entrepreneurs to develop and launch products, gain consumer adoption and achieve commercial scale efficiently at little to no cost.

The Edison Nation New Product Development & Commercialization Platform

Indeed, the cornerstone of Edison Nation’s competitive advantage is its proprietary and web-enabled new product development (“NPD”) and commercialization platform. The platform can take a product from idea through ecommerce final sale in a matter of months versus a year or more for capital intensive and inefficient new product development protocols traditionally used by legacy manufacturers serving “big box” retailers.

The Company’s web-enabled NPD platform is designed to optimize product licensing and commercialization through best-in-class digital technologies, sourcing / manufacturing expertise and one of the largest sets of go-to-market solutions. This unique set of resources and capabilities have proven to be a reliable catalyst for sales success.

Product Submission Aggregation

Interested innovators enter the Edison Nation web site to register for a free account by providing one’s name and email address. The member then creates a username and password to use on the site. Once registered, the member is provided with their own unique, password protected dashboard by which they can begin submitting ideas and join online member forums to learn about industry trends, common questions, engage in member chats, and stay informed of the latest happenings at Edison Nation. They can also track the review progress of ideas they submit through their dashboard.

Edison Nation accepts ideas through a secure online submission process. Once a member explores the active searches in different product categories being run on the platform for potential licensees seeking new product ideas to be commercialized, the member can submit their new product ideas for processing. Edison Nation regularly works with different companies and retailers in various product categories to help them find new product ideas.

Registered members pay $25 to submit an idea. This submission fee covers a portion of the cost to review each idea submitted to the platform. There are no additional fees after the submission fee.

Although the platform might not have an active search that matches the innovator’s idea, the Edison Nation Licensing Team hosts an ongoing search for new consumer product ideas in all categories.

“Insider Membership” is Edison Nation’s premium level of membership. Insiders receive feedback on all their ideas submitted and gain access to online features that aren't available to registered members. In addition, Insiders pay $20 for each idea submitted (20% discount vs. a registered member), can opt-in ideas for free, as well as receive other benefits. An annual membership costs $99, or $9.25 / month automatically debited from a credit card each month. Also included online is feedback to the innovator on the status of each stage of the process and notification when ideas are not selected to move forward during any stage in the review process.

Insiders also have access to the Insider Licensing Program (the “ILP”). The primary benefit of the ILP is having the Edison Nation Licensing team working directly on an innovator’s behalf to help secure a licensing agreement with one of the company’s manufacturing partners. If an idea is selected for commercialization by a retail partner, Edison Nation will invest in any necessary patent applications, filings and maintenance. The innovator’s name is included on any patent or patent application that Edison Nation files on the member’s behalf after the idea has been selected.

In addition to the above member programs, Edison Nation ASOTV (“As Seen on TV”) Team hosts a search for new products suitable for marketing via DRTV and subsequent distribution in national retail chains including mass merchandisers, specialty retail, drug chains and department stores.

Product Submission Review

Led by the Company’s NPD Licensing Team (which has over 150 years of combined experience in a variety of industries and product categories), all ideas submitted by innovators through the Company’s website are reviewed and assessed through an 8-stage process. Edison Nation’s product idea review process is confidential with non-disclosure agreements executed with every participating registered or “Insider” member.

The NPD platform’s database of over 85,000 product ideas helps determine which inventions have a substantial market opportunity quickly through proprietary algorithms that have been developed incorporating continuous learning from marketplace experience and changes in category requirements.

Selected ideas are assessed by the NPD Licensing Team based on nine key factors: competing products, uniqueness, retail pricing, liability & safety, marketability, manufacturing cost, patentability, consumer relevant features and benefits, and commercial-ability.

The time required to review ideas depends upon different variables, such as: the number of searches concurrently running on Edison Nation platform, idea volume and complexity of the search, how many presentation dates to licensees are pending, the date an idea is submitted, etc.

Presentation dates to potential licensees are usually set a few weeks following the close of the search. After the presentation has been given to a licensing / retail partner, the partner has 45 days to 6 months to select ideas on which they will move forward.

The Insider Licensing Program (ILP program) incorporates a four-stage process:

•	Stage #1 — Preliminary Review: The NPD licensing team performs a preliminary review to ensure an invention meets the program criteria. Factors that might stall an idea from moving forward include: an invention is cost-prohibitive, has engineering challenges, and/or major players in the marketplace have already launched products like it. If none of these apply, an idea will be approved and move on to the preparation phase.

•	Stage #2 — Preparation: The NPD licensing team performs a best partner review. Edison Nation’s retail and manufacturing contacts are assessed, and the team begins to plan which licensors would be the best fit for an idea. A gap analysis and visits the store shelves are executed to gain greater understanding of marketplace potential.

•	Stage #3 — Pitching: At this phase, an idea can become a “Finalist.” The NPD team begins to proactively pitch an idea to potential licensees using a proprietary presentation system. When a company expresses interest, the team proceeds into term sheets and negotiations while staying in constant contact with the prospect until the best possible deal is struck for the innovator.

•	Stage #4 — Outcome: In the end, the market decides what products will be successful. There are no guarantees. If for some reason Edison Nation is not successful in finding a licensing partner, a complete debrief is given to the Insider.

Due to the public nature of licensing, Edison Nation only accepts ideas from Insiders that are patented or patent-pending. A valid provisional patent application is required. The cost of submitting an idea to the Insider Licensing Program is $100, and a member must be an “Insider” to be considered.

The Edison Nation ASOTV new product development process follows a six-stage protocol appropriate for the broadcast-based sales channel. For more information regarding the ASOTV process, the Edison Nation NPD platform, its features and member benefits, visit https://app.edisonnation.com/faq.

Acquisition of Intellectual Property

Once an innovator’s idea is judged to be a potentially viable, commercial product and selected for potential commercialization, the Company acquires intellectual property rights from the innovator.

Once an innovator’s intellectual property is secured, the innovator’s product idea can then either be licensed to a manufacturer or retailer, or developed and marketed directly by Edison Nation. In either case, Edison Nation serves as the point-of-contact with the innovator for term sheets, royalty negotiation and concluding licensing agreements. Edison Nation also maintains contact with the innovator to keep them engaged during product development.

In general, innovators are paid a percentage of the Company’s revenue from the commercialization of the innovator’s intellectual property. This percentage varies with the Company’s investment in the development of the intellectual property, including whether the Company decides to license the innovator’s idea for commercialization or instead, to directly develop and market the innovator’s idea.

Product Design and Development

With product design, product prototyping and creation of marketing assets all resourced with expert Edison Nation in-house capabilities, we have made protracted, high-cost, high-risk research and development models obsolete.

Edison Nation custom designs most products in-house for specific customers and their needs. We utilize our existing tooling to produce samples and prototypes for customer reviews, refinement and approval, as well as our in-house packaging design and fabrication resources.

The Company’s design and product development professionals are dedicated to the commercialization and marketability of new product concepts advanced through the company’s NPD platform and for licensors / partners like Disney World and Universal Studios.

No matter the product, Edison Nation’s objective is to optimize its marketability, function, value and appearance for the benefit of the consumer end user. From concept and prototyping, through design-for-manufacture, special attention is paid to a product’s utility, ease of use, lowest cost bill of materials, and how it “communicates” its features and benefits through design.

The combined experience and expertise of the Company’s team spans many high-demand categories including household items, small appliances, kitchenware, and toys. The company’s in-house capabilities are complimented by third-party engineering and prototyping contractors, like Enventys Partners, and category-specific expert resources within select manufacturers.

Paths to Market

After an innovator’s idea has been selected and then developed, Edison Nation’s NPD and commercialization platform - powered by team of experienced licensing experts and backed by our scalable manufacturing and fulfillment supply chain infrastructure - provides innovators with a clear and unencumbered set of paths to market.

Matching the Innovation with the Licensing Community

Edison Nation partners with many of the biggest and most well-known consumer products companies and retailers. They use the Company’s platform as a “think engine” to develop targeted products, significantly reduce research and development expense, and expedite time to market.

Each potential licensee of an innovator’s idea publishes an exclusive page on the Edison Nation web site with innovation goals and timeline for their search. Appropriate new product ideas are submitted in 100% confidence with all intellectual property safely guarded.

Once the search concludes, Edison Nation presents each with the best patent protected, or patentable ideas that can be selected for development.

Licensing partners and customers include Amazon, Bed, Bath & Beyond, Church & Dwight, Black & Decker, HSN, Worthington Industries, Pampered Chef, Boston America Corp., Walmart, Target, PetSmart, “As Seen on TV,” Sunbeam, Home Depot, and Apothecary Products.

Crowdfunding

Edison Nation has established a commercialization path to include the development and management of crowdfunding campaigns. This is evolving to be a strong engine for future growth.

The benefits of crowdfunding include increased product testing efficiency, decrease financial risk, and the ability to get closer to the end consumer, simultaneously.

The ability for consumers to re-order product not only gauges marketplace demand, but it can also be leveraged as a quantitative “proof point” for potential sales to licensees. Most importantly, the money pledged for orders can be used to finance manufacturing and ecommerce launch marketing costs as negative working capital.

Edison Nation’s experience with crowdfunding is extensive and with significant success. To date, our crowdfunding strategic partner, Enventys, has executed approximately 600 crowdfunding campaigns with an estimated average revenue of up to $250,000 per campaign, with online consumer acquisition leading to such revenue lasting only 30 days. The average cost of a crowdfunding campaign run by Edison Nation is as low as approximately $25,000.

One recent example of a successful Kickstarter campaign run by the Company is last year’s introduction of the MasterSous, 8-in-1 Smart Cooker. This Wi-Fi-connected multi-cooker can sous vide, deep fry, simmer, sear, sauté, boil, steam and slow cook while autonomously stirring food. The owner can use the MasterSous mobile app to remotely adjust cooking times and control the automatic stirring mechanism that keeps food in constant motion for even cooking.

The successful Kickstarter crowdfunding campaign for the 8-in-1 Smart Cooker resulted in approximately $200,000 in deferred revenue to Edison Nation (300%+ than anticipated) from 738 backers. The 8-in-1 Smart Cooker product is now in production funded by the revenue gained (negative capital) in the Kickstarter campaign.

The product will be available to consumers in October 2019.

Manufacturing, Materials and Logistics

Once a product’s path to market is successfully identified, Edison Nation produces and commercializes the product either through (i) licensing partnerships, or (ii) through a direct-to-market path via ecommerce or traditional retail distribution.

To provide greater flexibility in the manufacturing and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Edison Nation has concentrated production of most of the Company’s products in third-party manufacturers located in China and Hong Kong. The Company maintains a fully staffed Hong Kong office for sourcing, overseeing manufacturing and quality assurance.

Edison Nation’s contracted manufacturing base continues to expand, from two major facilities to 4 to-date. These include two manufacturers required to produce Cloud b children’s sleep products and one for the MasterSous kitchen appliance. Based on anticipated manufacturing requirements, this footprint may expand significantly by the end of 2019. The Company also continues to explore more efficient and expert manufacturing partners to gain greater economies of scale, potential consolidation, and cost savings on an on-going basis.

Products are also purchased from unrelated enterprises with specific expertise in the design, development, and manufacture those specialty products.

We base our production schedules on customer orders and forecasts, considering historical trends, results of market research, and current market information. Actual shipments of ordered products and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers, and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory in a product line.

Most of our raw materials are available from numerous suppliers but may be subject to fluctuations in price.

Sales, Marketing and Advertising

Edison Nation sells products through a diverse network of manufacturers, distributors and retailers. New customer prospects are gained through outbound sales calls, trade show participation, web searches, referrals from existing customers and “crowd-funded” websites such as Kickstarter and Indiegogo.

In order to expand the Company’s universe of registered innovators and entrepreneurs submitting ideas on the Edison Nation NPD web platform, the Company has entered a global agreement for distribution of two existing 13-episode seasons of the Company’s Everyday Edison TV series with a leading digital media service company. The series will be available in its original English version as well as voiceover adaptations in German, French, and Spanish. Distribution is planned for Europe and the Middle East through digital content providers such as Amazon Prime Video.

Sources of Revenue

The Company aggressively pursues three sources of sales volume:

•	Member idea submission and ILP program fees: $25 per submission (registered members); $20 per submission (Insider members); $100 per submission (ILP members)

•	Licensing agents: We match an innovator’s intellectual property with vertical product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares.

•	Product principals: We work with innovators directly, providing such innovators direct access to all of Edison Nation’s resources. Depending on case-by-case factors, innovators may receive a range of up to 35% - 50% of profits.

•	Licensed product manufacturers: We work with licensing partners such as Disney, Marvel, Madison Square Garden and Universal Studios.

Market Overview

The process for developing and launching consumer products has changed significantly in recent years. Previously, Fortune 500 and specialty consumer product companies funded multimillion-dollar NPD divisions to develop and launch products. These products were sold primarily on “big box” retail shelves supported by large marketing investments.

The emergence of ecommerce giants, including Amazon and Walmart.com, has disrupted traditional NPD and commercialization paths and has accelerated a consumer shift away from “brick and mortar” retailers. The result has been the bankruptcy or downsizing of many iconic retailers, including Toys R Us, JC Penney, Macy’s, Sears, Kmart, Office Depot, Family Dollar, and K-B Toys, with a commensurate loss of shelf space and accessible locations.

Moreover, crowdfunding sites, like Kickstarter and Indiegogo, have also disrupted NPD process cycles and are now “main stream.” In fact, as of October 2018, Kickstarter’s cumulative pledged funding exceeded $3.9 billion according to Kickstarter published data. Statista.com estimates that crowdfunded sales of products will exceed $18.9 billion by 2021.

These crowdfunding sites have enabled individual innovators and entrepreneurs to design, prototype and market unique products to millions of potential customers with significantly lower acquisition costs when compared to the capital and time required by legacy NPD processes.

Leveraging Evolving Market Opportunities for Growth

The Company believes that its anticipated growth will be driven by five macro factors including:

•	The significant growth of ecommerce (14% CAGR, estimated to reach $4.9 trillion by 2021 (eMarketer 2018);

•	The increasing velocity of “brick and mortar” retail closures, now surpassing Great Recession levels (Cushman & Wakefield / Moody’s Analytics 2018);

•	Product innovation and immediate delivery gratification driving consumer desire for next-generation products with distinctive sets of features and benefits without a reliance on brand awareness and familiarity;

•	The rapid adoption of crowdsourcing to expedite successful new product launches; and

•	Utilizing the opportunities to market products over the internet, rather than through traditional, commercial channels, to reach a much broader, higher qualified target market for brands and products.

In addition, we believe that by leveraging our expertise in helping companies launch thousands of new products and our ability to create unique, customized packaging, we intend to acquire small brands that have achieved approximately $1 million in retail sales over the trailing twelve-month period with a track record of generating free cash flow. In addition, we will seek to elevate the value of these acquired brands by improving each part of their launch process, based on our own marketing methodologies.

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

One example is Cloud b (www.cloudb.com), a leading manufacturer of products and accessories that help parents and children sleep better. The Company distributes its products nationally and in over 100 countries worldwide.

Founded in 2002 and acquired by Edison Nation in October 2018, Cloud b’s highly regarded, award-winning products are developed in consultation with an Advisory Board of pediatricians and specialists. The Company recently won the Toy of the Year award from The Toy Association. Cloud b’s best-known products are Twilight Turtle™ and Sleep Sheep™.

Cloud b’s products can be purchased on-line (through its own ecommerce site and other online e-tailers), in specialty boutiques, gift stores, and worldwide at major retailers including Barnes & Noble, Bloomingdales, Dillard’s, Nordstrom, Von Maur, Harrods of London, and FNAC in France.

Immediate synergies include expanding Edison Nation’s West coast footprint by leveraging Cloud b’s sizeable distribution, sales and fulfillment operations. In addition, Cloud b is leveraging the Edison Nation proprietary NPD platform, Hong Kong-based manufacturer sourcing and management capabilities, and marketing and packaging resources.

Initial focus since acquisition has been to optimize existing product performance, while helping to develop new product lines leveraging the Edison Nation NPD platform.

Competition and Industry Background

In terms of the Company’s consumer products business, competition is intensifying due to trends towards shorter life cycles for the development, production and marketability of consumer products. Competition is also intensifying due to the availability of online-only distributors, including Amazon.com, which can promote a wide variety of consumer products and represent a wide variety of manufacturers at low cost and limited overhead.

Edison Nation’s competitive set includes other online inventor platforms (e.g., InventHelp, Quirky, Mako Design + Invent, Davison, and Invention City). Each of these companies operate different types of business models that combine different consulting, development and service fees, and royalty structures.

Edison Nation was originally founded by the creators of the Emmy Award winning PBS television show, Everyday Edisons. One of the original founders, Louis Freeman, is currently a member of the Edison Nation Inc. board of directors. The Company’s model differs significantly from others in the inventor space in that it assumes the considerable financial risk, manpower and time required to monetize a product, from concept selection through sale. A portion of the commercialized product’s net profit is shared with the inventor through a variety of forms of licensing agreements.

The Company also competes with large manufacturing companies who develop and commercialize their own products in categories in which Edison Nation currently participates. However, we also are increasing the Company’s “co-op-etition” footprint with companies, like Black & Decker, who not only compete in product development but also have become active “cooperative” participants on the Edison Nation online innovation platform.

Customers

We sell our products to a diverse network of customers. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Internationally, we sell our products directly to similar retailers and distributors. One customer, Walt Disney World, represented 21% and 31% of our revenues for 2018 and 2017, respectively.

Intellectual Property

We believe that Edison Nation’s intellectual property rights have significant value in the marketplace, and that in order to maintain a competitive advantage in the marketplace, that we must continue to develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

We seek protection on our products in as many countries as practical, through registered trademarks, copyrights and patents to the extent that such protection is available, cost effective and valuable to our products and brands. We also rely on other forms of intellectual property rights and measures, including trade secrets and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement which relate to our business.

Although we believe we are sufficiently protected, the failure to obtain or the loss of some of these intellectual property rights could have an adverse effect on our business, financial condition and results of operations.

Seasonality

The consumer products business is highly seasonal with consumers making a large percentage of purchases during the traditional holiday season.

These seasonal purchasing patterns and requisite production lead times create risk to our business associated with the underproduction of popular consumer products and the overproduction of less popular consumer products that do not match consumer demand.

These factors increase the risk that the Company may not be able to meet demand for certain products at peak demand times or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, we may experience cyclical ordering patterns for products and product lines that may cause our sales to vary significantly from period to period.

E-commerce has partially reduced traditional seasonality to moderate seasonality. We intend to expand this flattening of traditional seasonality from e-commerce channels to our business as well, including through the continued emergence of crowd-funded “micro brands” that we believe will further delink demand for our products and services from historical demand fluctuation.

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

Employees

As of December 31, 2018, we had 54 total employees, 52 of whom were full-time employees. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be in good standing.

Our History

We were incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. We changed our name to Xspand Products Lab, Inc. on September 12, 2017, and again to Edison Nation, Inc. on September 7, 2018.

As of December 31, 2018, Edison Nation, Inc. had five wholly owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC, and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Additionally Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

On September 30, 2017, SRM and Fergco were acquired by the Company in exchange for an aggregate of 3,000,000 shares of the Company common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of the Company.

On May 2, 2018, we completed our IPO raising $6,562,600 in gross proceeds. The Company received approximately $5,315,176 in net proceeds after deducting discounts and commissions and other offering expenses.

On May 14, 2018, we formed CB1 under the laws of the State of Nevada. CB1 was formed for the purpose of purchasing a promissory note from a bank, at a discount from face value, of a company in financial difficulty. As such, CB1 does not currently have operations, only holds the foregoing note.

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC for a total purchase price of $11,776,696 comprising of (i) $950,000 cash (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes, (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of Edison Nation and (iv) the issuance of 557,084 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by Edison Nation with a total principal balance of $4,127,602.

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level (the “Earn Out Agreement”). The Earn Out Agreement expires on December 31, 2021.

Segment Information

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”), Christopher B. Ferguson, to allocate resources and assess performance.

In the fourth quarter of 2018, we revised our reportable segments in connection with the acquisition of Edison Nation Holdings, LLC and Cloud B, Inc. In connection with both of these acquisitions and our existing business the Company will be a vertically-integrated, end-to-end, consumer product research and development, manufacturing, sales and fulfillment company. The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, therefore we have determined we have one reportable segment consisting of multiple product offerings.

Corporate Information

Our principal executive offices are located at 909 New Brunswick Avenue, Phillipsburg, New Jersey 08865. Our telephone number is (610) 829-1039.

Available Information

Our website, www.edisonnation.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2018:

Location	Owned or Leased	Lease Expiration	Type of Property
909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Principal Executive Office
20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center
520 Elliot Street, Charlotte, NC 28202	Leased	Month-to-Month	Office Space
660 West Fairbanks Avenue, Suite 1 Winter Park, FL 32789	Leased	September 30, 2020	Office Space
532 Durham Road, Suite 101A Newtown, PA 18940	Leased	May 31, 2020	Office Space
500 Fifth Avenue, Suite 2240 New York, NY 10110	Leased	Month-to-Month	Office Space
150 West Walnut Street Gardena, CA	Leased	October 31, 2021	Office Space
51 South Lincoln Avenue Washington, NJ 07882	Owned	N/A	Rental Property
Penninsula Centre 67 Mody Road, 11th Floor Room 1112 Tsimshatsui East, Kowloon, Hong Kong	Leased	August 7, 2020	Office Space

We believe that our facilities are adequate for our needs for the foreseeable future and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is party to legal actions that are routine and incidental to its business.  However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and\or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On May 3, 2018, our common stock began trading on the Nasdaq under the symbol of “XSPL” and was subsequently changed to “EDNT” on September 13, 2018. Prior to May 3, 2018, there was no public market for our stock.

Holders of Record

The Company had approximately 337 holders of record of our common stock as of March 29, 2019.

Dividends

We have not historically declared dividends on our common stock and we do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)(2)	290,000	$5.55	1,474,705
Equity compensation plans not approved by stockholders (1)	—	$—	—
Total	290,000	$5.55	1,474,705

(1)	The information presented in this table is as of December 31, 2018.
(2)	We originally adopted the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) in December 2017, which provides for up to 1,764,705 shares of our common stock to be issued as stock-based incentives. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The following shares were issued and restricted under Rule 144 of the Exchange Act:

On May 4, 2018, we issued 13,500 shares of our common stock valued at $67,500 related to the borrowing of funds under a note payable; on May 8, 2018, we issued 61,900 shares of our common stock valued at $306,000 to various employees; on August 17, 2018, we issued 50,000 shares of our common stock valued at $250,000 to a consultant for services provided; on August 23, 2018, we issued 20,000 shares of our common stock valued at $100,000 related to the borrowing of funds under a note payable; on September 4, 2018, we issued 557,084 shares of our common stock valued at $3,384,285 related to the acquisition of Edison Nation Holdings, LLC; on September 10, 2018, we issued 20,000 shares of our common stock valued at $100,000 to a consultant for services performed; on September 20, 2018, we issued 5,000 shares of our common stock valued at $25,000 to a consultant for services performed; on October 23, 2018, we issued 10,000 shares of our common stock valued at $50,000 to a consultant for services performed; on November 6, 2018, we issued 2,000 shares of our common stock valued at $10,000 to a consultant for services performed; on December 21, 2018, we issued 50,000 shares of our common stock valued at $251,000 to a consultant for services performed; on December 27, 2018, we issued 489,293 shares of our common stock valued at $2,664,200 related to the acquisition of Cloud B, Inc.; on December 27, 2018, we issued 18,797 shares of our common stock valued at $100,000 to a consultant for services performed; on December 27, 2018, we issued 41,736 shares of our common stock valued at $250,000 to 2 employees; and on December 28, 2018, we issued 3,000 shares of our common stock valued at $15,000 to a consultant for services performed.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties.

Overview

Edison Nation is a vertically-integrated, end-to-end, consumer product research & development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of December 31, 2018, Edison Nation, Inc. had five wholly owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC, and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

Summary

On May 2, 2018, we completed our IPO raising $6,562,600 in gross proceeds. The Company received approximately $5,315,176 in net proceeds after deducting discounts and commissions and other offering expenses.

Factors Which May Influence Future Results of Operations

The following is a description of factors which may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Edison Nation Holdings, LLC Transaction

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC for a total purchase price of $11,776,696 comprising of (i) $950,000 cash (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes, (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of Edison Nation and (iv) the issuance of 557,084 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by Edison Nation with a total principal balance of $4,127,602.

Cloud B, Inc. Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level. The Earn Out Agreement expires on December 31, 2021.

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

Mr. Ferguson’s Employment Agreement provides for a term of 3 years terminable at will by either party, an annual base salary of $175,000 per year and an annual discretionary bonus of up to 100% of his base salary based on performance criteria determined by the Company’s board of directors. Mr. Ferguson will also receive the normal benefits available to the Company’s executives. If Mr. Ferguson’s employment is terminated by the Company without Cause (as defined in Mr. Ferguson’s Employment Agreement) or by Mr. Ferguson as a result of a material breach by the Company, Mr. Ferguson will be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 months following the termination. Mr. Ferguson’s Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in Mr. Ferguson’s Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company.

Mr. Anderson’s Employment Agreement provides for a term of 3 years terminable at will by either party, an annual base salary of $250,000 per year and an annual discretionary bonus of up to 100% of his base salary based on performance criteria determined by the Board. Mr. Anderson will also receive the normal benefits available to the Company’s executives. Under Mr. Anderson’s Employment Agreement and pursuant to the Company’s employee stock option program, the Company confirmed that it had previously granted Mr. Anderson options to purchase 210,000 shares of Common Stock at an exercise price equal to $5.00 per share (the “Anderson Options”). The Anderson Options vest according to the vesting schedule set forth in the Non-Qualified Option Agreement described therein. If Mr. Anderson’s employment is terminated by the Company without Cause (as defined in Mr. Anderson’s Employment Agreement) or by Mr. Anderson as a result of a material breach by the Company, Mr. Anderson will be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 months following the termination. Mr. Anderson’s Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in Mr. Anderson’s Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation and financial instruments. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Components of our Results of Operations

Revenues

We sell consumer products across a variety of categories, including toys, plush, homewares and electronics, to retailers, distributors and manufacturers. We also sell consumer products directly to consumers through e-commerce channels.

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

Interest Expense, Net

Interest expense includes the cost of our borrowings under our debt arrangements.

Results of Operations

Year Ended December 31, 2018 versus Year Ended December 31, 2017

The following table sets forth information comparing the components of net (loss) income for the years ended December 31, 2018 and 2017:

	Years Ended December 31,		Period over Period Change
	2018	2017	$	%

Revenues, net	$16,502,209	$14,960,450	$1,541,759	10.3%
Cost of revenues	11,425,619	11,017,625	407,994	3.7%
Gross profit	5,076,590	3,942,825	1,133,765	28.8%

Operating expenses:
Selling, general and administrative	9,718,286	2,379,104	7,339,722	308.5%
Operating (loss) income	(4,641,696)	1,563,721	(6,205,417)	-396.8%

Other (expense) income:
Rental income	102,815	102,815	-	0.0%
Interest (expense) income	(501,221)	-	(501,221)	na
Total other (expense) income	(398,406)	102,815	(501,221)	-487.5%
(Loss) income before income taxes	(5,040,102)	1,666,536	(6,706,638)	-402.4%
Income tax expense (benefit)	303,915	133,105	170,810	128.3%
Net (loss) income	(5,344,017)	1,533,431	(6,877,448)	-448.5%
Net (loss) income attributable to noncontrolling interests	(13,891)	-	(13,891)	na
Net (loss) income attributable to Edison Nation, Inc.	$(5,330,126)	$1,533,431	$(6,863,557)	-447.6%

Revenue

For the year ended December 31, 2018, revenues increased by $1,541,759 or 10.3%, as compared to the year ended December 31, 2017. The increase was primarily attributable to new business in connection with our acquisitions in 2018. The increase includes licensing related revenues of $267,920 related to our acquisition of Edison Nation Holdings, LLC and product revenues of $1,512,328 related to our acquisition of Cloud B, Inc.

Cost of Revenues

For the year ended December 31, 2018, cost of revenues increased by $407,994 or 3.7%, as compared to the year ended December 31, 2017. The increase was primarily attributable to the increase in total consolidated revenues. The percentage increase of cost of revenues as compared to the revenue increase was lower due to increases in licensing related revenues of $267,920 and service related revenue of $197,068 due to our acquisitions in 2018.

Gross Profit

For the year ended December 31, 2018, gross profit increased by $1,133,765, or 28.8%, as compared to the year ended December 31, 2018. The increase was primarily a result of the increase in revenues. For the year ended December 31, 2018, gross margin increased to 30.8%, as compared to 26.4% for the year ended December 31, 2017. The increase is primarily a result of the increase in licensing and service revenues.

Operating Expenses

Selling, general and administrative expenses were $9,718,065 and $2,383,104 for the year ended December 31, 2018 and 2017, respectively, representing an increase of $7,334,961, or 307.8%. The increase was primarily attributable to stock-based compensation expense of $3,248,166 ($3,386,494 reported in additional paid in capital includes $251,000 for issuance of stock for prepaid investor relations offset by $112,672 for the change in fair value of liability classified awards) of which $1,721,250, related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants, stock-based compensation expense of $304,745 related to the issuance of 290,000 options granted to employees, other non-cash stock charges of $559,499 and $550,000 related to the issuance of common stock to employees and consultants for services performed, respectively, and $112,673 of stock-compensation related to liability classified awards. Other costs include new operating expenses in connection with the acquisitions in 2018 of $1,069,323, payroll related costs of $1,037,690 due to increased headcount, professional fees of $1,022,614, investor relations costs of $326,500, travel costs of $225,542, and other indirect costs incurred related to the the Company’s Regulation A initial public offering (“IPO”). The Company expects operating expenses to continue to increase as a public company and due to the Company’s expected future growth.

Rental Income

Rental income was $102,815 for both the years ended December 31, 2018 and 2017.

Interest expense

Interest expense was $501,221 for the year ended December 31, 2018 versus none in the previous year ended December 31, 2017. The increase in interest expense was related to increased borrowings of debt during 2018.

Income tax expense

Income tax expense was $303,915 for the year ended December 31, 2018, an increase of $170,810 or 128.3%, compared to $133,105 for the year ended December 31, 2017. The increase was primarily due to the increase in income from our foreign operations with no offset for income in the United States.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

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

For the years ended December 31, 2018 and 2017, EBITDA and Adjusted EBITDA consisted of the following:

	For the Years Ended December 31,
	2018	2017
Net (loss) income	$(5,330,126)	$1,428,381

Interest expense, net	501,221	(3,671)
Income tax expense	303,915	64,655
Depreciation and amortization	487,878	152,990
EBITDA	(4,050,990)	1,642,355
Stock-based compensation	2,025,994	-
Other noncash stock-based charges	1,222,172	-
Restructuring and severance costs	148,167	-
Transaction and acquisition costs	689,103	-
Other non-recurring costs	62,686	-
Adjusted EBITDA	$97,132	$1,642,355

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

Liquidity and Capital Resources

For the year ended December 31, 2018, our operations lost approximately $4,600,000 of which approximately $3,700,000 was non-cash and approximately $900,000 related to transaction costs and non-recurring items.

At December 31, 2018, we had total current assets of $5,465,484 and current liabilities of $8,878,936 resulting in negative working capital of $3,413,452, of which approximately $3,800,000 related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on its promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of the Cloud B trade payables unlikely. At December 31, 2018, we had total assets of $28,888,588 and total liabilities of $12,948,949 resulting in stockholders’ equity of $15,939,639.

At December 31, 2018, we had $4,425,685 of outstanding notes payable due to our related parties of which $932,701 was the current portion. These notes arose as part of the consideration paid in our acquisition of SRM, Fergco and Edison Nation.

On May 2, 2018, we completed our IPO raising $6,562,600 in gross proceeds. The Company received approximately $5,315,176 in net proceeds after deducting discounts and commissions and other offering expenses. At December 31, 2018, we had a cash and cash equivalents balance of $2,052,731. The Company believes that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

•	Raise further capital through the sale of addition equity

•	Borrow money under debt securities.

•	The deferral of payments to related party debt holders for both principal of $932,701 and related interest expense ($239,885 in 2018).

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000

•	Possible sale of certain brands to other manufacturers.

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

Cash Flows

During the years ended December 31, 2018 and 2017, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $2,776,003 which included a net loss of $5,344,017 that included $1,512,050 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $3,386,494, depreciation and amortization of $455,799 and amortization of debt issuance costs of $300,277 Net cash provided by operating activities for the year ended December 31, 2017 was $1,086,601, which included cash provided by net income of $1,428,381, which was partially offset by $499,545 of cash used in changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,414,021 and $39,151 for the years ended December 31, 2018 and 2017, respectively. Cash used in investing activities was mostly attributable to the acquisition of Edison Nation Holdings, LLC net of cash acquired from all acquisition completed in 2018 and the purchase of a loan held for investment for $500,000 and the purchase of property and equipment of $141,440.

Cash Flows from Financing Activities

Cash provided by financing activities for the years ended December 31, 2018 totaled $5,685,487 which related mostly to cash received of $5,315,176 from net proceeds from the Company’s initial public offering and net borrowings of $469,755 under our debt instruments. Cash used in financing activities for the years ended December 31, 2017 was $3,029,720 which related to the payment of dividends.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Edison Nation, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) (the “Company”) as of December 31, 2018 and 2017 , the related consolidated statements of operations , stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
April 16, 2019

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$2,052,731	$557,268
Accounts receivable, net	1,877,351	1,430,236
Inventory	923,707	240,061
Prepaid expenses and other current assets	611,695	41,461
Due from related party	-	834,897
Total current assets	5,465,484	3,103,923
Property and equipment, net	998,863	966,904
Intangible assets, net	12,687,731	-
Goodwill	9,736,510	-
Total assets	$28,888,588	$4,070,827

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,519,159	$1,135,039
Accrued expenses and other current liabilities	1,135,551	80,964
Deferred revenues	175,956	-
Income tax payable	129,511	56,745
Line of credit, net of debt issuance costs of $30,000	531,804	-
Current portion of long-term debt	313,572	-
Current portion of long-term debt – related parties	932,701	225,553
Due to related party	140,682	-
Total current liabilities	8,878,936	1,498,301
Contingent consideration	520,000	-
Long-term senior convertible debt – related parties, net of debt discount of $466,667 related to the conversion feature	961,494	-
Long-term debt, net of current portion	56,688	2,770,947
Long-term debt – related parties, net of current portion	2,531,490	-
Deferred tax liability	341	34,209
Total liabilities	$12,948,949	$4,303,457
Commitments and contingencies (Note 10)

Stockholders' equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized; 5,654,830 and 3,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	$5,655	$3,000
Additional paid-in-capital	20,548,164	-
Accumulated deficit	(5,565,756)	(235,630)
Total stockholders’ equity (deficit) attributable to Edison Nation, Inc.	14,988,063	(232,630)
Noncontrolling interests	951,576	-
Total stockholders’ equity	15,939,639	(232,630)
Total liabilities and stockholders’ equity (deficit)	$28,888,588	$4,070,827

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenues, net	$16,502,209	$14,960,450
Cost of revenues	11,425,619	11,017,625
Gross profit	5,076,590	3,942,825

Operating expenses:
Selling, general and administrative	9,718,286	2,379,104
Operating (loss) income	(4,641,696)	1,563,721

Other (expense) income:
Rental income	102,815	102,815
Interest (expense) income	(501,221)	-
Total other (expense) income	(398,406)	106,815
(Loss) income before income taxes	(5,040,102)	1,666,536
Income tax expense	303,915	133,105
Net (loss) income	$(5,344,017)	$1,533,431
Net (loss) income attributable to noncontrolling interests	(13,891)	-
Net (loss) income attributable to Edison Nation, Inc.	(5,330,126)	1,533,431
Net (loss) income per share - basic and diluted	$(1.28)	$0.51
Weighted average number of common shares outstanding – basic and diluted	4,157,054	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2016	3,000,000	$3,000	$746,526	$514,133	$-	$1,263,659

Dividends	-	-	(746,526)	(2,283,194)	-	(3,029,720)
Net income	-	-	-	1,533,431	-	1,533,431
Balance, December 31, 2017	3,000,000	3,000	-	(235,630)	-	(232,630)
Sale of common stock – investors in the IPO, net of offering costs of $1,247,424	1,312,520	1,313	5,313,863	-	-	5,315,176
Issuance of common stock to employees	103,636	104	559,395	-	-	559,499
Issuance of common stock to note holders	33,500	33	167,467	-	-	167,500
Issuance of common stock to vendors for services	158,797	159	800,841	-	-	801,000
Acquisition of Edison Nation Holdings, LLC – issuance of common stock to satisfy indebtedness	557,084	557	3,383,728	-	-	3,384,285
Acquisition of Cloud B, Inc. – issuance of common stock	489,293	489	2,663,711	-	-	2,664,200
Acquisition of Cloud B, Inc. – noncontrolling interest	-	-	-	-	1,158,000	1,158,000
Acquisition of Best Party Concepts, LLC – deemed distribution and noncontrolling interest	-	-	(692,533)	-	(192,533)	(885,066)
Acquisition of Pirasta, LLC – deemed distribution	-	-	(188,552)	-	-	(188,552)
Beneficial conversion option on indebtedness related to acquisition of Edison Nation Holdings, LLC	-	-	500,000	-	-	500,000
Shares reserved for future issuance of common stock to sellers of Edison Nation Holdings, LLC	-	-	6,014,250	-	-	6,014,250
Stock-based compensation	-	-	2,025,994	-	-	2,025,994
Net loss	-	-	-	(5,330,126)	(13,891)	(5,344,017)
Balance, December 31, 2018	5,654,830	$5,655	$20,548,164	$(5,565,756)	$951,576	$15,939,639

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flow from Operating Activities
Net (loss) income attributable to Edison Nation, Inc.	$(5,330,126)	$1,533,431
Net loss attributable to noncontrolling interests	(13,891)	-
Net (loss) income	(5,344,017)	1,533,431
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	487,878	188,283
Amortization of financing costs	300,277	-
Stock-based compensation	3,386,493	-
Deferred taxes	(33,868)	28,399
Changes in assets and liabilities:
Accounts receivable	590	68,469
Inventory	59,309	(75,550)
Prepaid expenses and other current assets	(353,440)	693
Accounts payable	(1,408,184)	291,615
Accrued expenses and other current liabilities	636,881	23,347
Due from related party	(507,922)	(967,301)
Net cash (used in) provided by operating activities	(2,776,003)	1,091,386

Cash Flows from Investing Activities
Purchases of property and equipment	(141,440)	(39,151)
Acquisitions, net of cash	(772,581)
Purchase of loan held for investment	(500,000)	-
Net cash used in investing activities	(1,414,021)	(39,151)

Cash Flows from Financing Activities
Borrowings under line of credit	531,804	-
Borrowings under long-term debt	718,559
Repayments under long-term debt	(648,299)	-
Repayments under long-term debt – related parties	(132,309)	-
Net proceeds from sale of common stock	5,315,176	-
Fees paid for financing costs	(99,444)	-
Dividends paid	-	(3,029,720)
Net cash provided by (used in) financing activities	5,685,487	(3,029,720)
Net increase (decrease) in cash and cash equivalents	1,495,463	(1,977,485)
Cash and cash equivalents - beginning of year	557,268	2,534,753
Cash and cash equivalents - end of year	$2,052,731	$557,268

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$103,865	$-
Income taxes	$265,015	$64,465
Shares issued to note holders	$167,500	$-
Shares issued for the acquisition of Edison Nation Holdings, LLC	$3,384,285	$-
Shares issued for the acquisition of Cloud B, Inc.	$2,664,200	$-
Shares reserved in exchange for the cancellation of certain non-voting membership interests related to acquisition of Edison Nation Holdings, LLC	$6,014,250	$-
Borrowings under note payable for the purchase of property and equipment	$73,559	$-
Issuance of 4%, 5 year senior convertible notes for the acquisition of Edison Nation Holdings, LLC, net of debt discount for conversion feature	$1,428,161	$-
Earnout for acquisition of Cloud B, Inc.	$520,000	$-
Satisfaction of due from related party for acquisition of Best Party Concepts, LLC	$500,000	$-
Deemed distribution to shareholder for acquisition of Best Party Concepts, LLC	$692,533	$-
Satisfaction of due from related party for acquisition of Pirasta, LLC	$470,000	$-
Deemed distribution to shareholder for acquisitions of Pirasta, LLC	$188,552	$-

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

As used herein, the terms the “Company,” “Edison Nation” “we,” “us,” “our” and similar refer to Edison Nation, Inc., a Nevada corporation incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. and also formerly known as Xspand Products Lab, Inc. prior to its name change on September 12, 2018, and/or its wholly-owned and majority-owned operating subsidiaries, and/or where applicable, its management.

Edison Nation is a vertically-integrated, end-to-end, consumer product research & development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of December 31, 2018, Edison Nation, Inc. had five wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

On February 14, 2018, the Company effected a one-for-3.333333 reverse stock split of its issued and outstanding shares of common stock. All share information has been retroactively restated to reflect the aforementioned reverse stock split.

Liquidity

For the year ended December 31, 2018, our operations lost approximately $4,600,000 of which approximately $3,700,000 was non-cash and approximately $900,000 related to transaction costs and non-recurring items.

At December 31, 2018, we had total current assets of $5,465,484 and current liabilities of $8,878,936 resulting in negative working capital of $3,413,452, of which approximately $3,800,000 related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on its promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of the Cloud B trade payables unlikely. At December 31, 2018, we had total assets of $28,888,588 and total liabilities of $12,948,949 resulting in stockholders’ equity of $15,939,639.

The foregoing factors raised substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

•	Raise further capital through the sale of addition equity

•	Borrow money under debt securities.

•	The deferral of payments to related party debt holders for both principal of $932,701 and related interest expense ($239,885 in 2018).

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000

•	Possible sale of certain brands to other manufacturers.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Edison Nation, Inc. and its wholly-owned and majority owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in US dollars. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the previously reported net loss, shareholders’ equity or cash flows.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.

The Company’s significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, the valuation allowance related to the Company’s deferred tax assets, the recoverability and useful lives of long-lived assets, debt conversion features, stock-based compensation, certain assumptions related to the valuation of the reserved shares and the assets acquired and liabilities assumed related to the Company’s acquisitions. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents in the consolidated financial statements.

The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $1,450,000 uninsured at December 31, 2018 of which approximately $583,000 was held in foreign bank accounts not covered by FDIC insurance limits as of December 31, 2018.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2018 and 2017, the allowance for uncollectable amounts was not material. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

As of December 31, 2018, the following customers represented more than 10% of total accounts receivable:

December 31,
2018
Customer A	12%
Customer B	11%

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

On June 4, 2018, the Company purchased a promissory note for $500,000 from a bank at a discount of $1,700,000 from the face value of $2,270,000 of a company in financial difficulty. On October 29, 2018, the Company purchased 72.15% of the outstanding capital stock of the Company as described Note 3. The loan held for investment has been eliminated in consolidation as of December 31, 2018.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2018 and 2017.

Goodwill and Intangible Assets

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Substantially all of the Company’s revenues continue to be recognized when control of the goods are transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards.

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the years ended December 31, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2018	2017

Revenues:
Product sales	$16,037,221	$14,960,450
Service revenues	197,068
Licensing revenues	267,920	-
Total revenues, net	$16,502,209	$14,960,450

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the years ended December 31, 2018 and 2017, the following customers represented more than 10% of total net revenues:

	For the years ended December 31,
	2018	2017
Customer A	21%	31%

* Customer did not represent greater than 10% of total net revenue.

For the years ended December 31, 2018 and 2017, the following geographical regions represented more than 10% of total net revenues:

	For the Years Ended December 31,
	2018	2017
North America	80%	83%
Asia-Pacific	13%	13%

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

As of December 31, 2018, the book value and estimated fair value of the Company’s level 3 instruments was as follows:

	December 31, 2018
	Book Value	Estimated Fair Value
Loan held for investment	$-	$-
Contingent consideration	$(520,000)	$(520,000)

The following changes in level 3 instruments for the year ended December 31, 2018 are presented below:

	Loan Held For Investment	Contingent Consideration – Earnout
Balance, January 1, 2018	$-	$-
Purchases	500,000	-
Earnout incurred related to acquisition of Cloud B, Inc.	-	520,000
Acquisition of Cloud B, Inc. – eliminated in consolidation	(500,000)	-
Balance, December 31, 2018	$-	$(520,000)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2018 and 2017 and the cumulative translation gains and losses as of December 31, 2018 and 2017 were not material.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA permanently reduced the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2017, there were no common stock equivalents outstanding. As of December 31, 2018, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

December 31,
2018
Selling Agent Warrants	65,626
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000
Options	290,000
Convertible shares under notes payable	285,632
Shares to be issued to innovator	12,500
Total	1,643,758
34

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive earnings (“AOCE”) to retained earnings, of disproportionate income tax effects arising from the impact of the Tax Cuts and Jobs Act of 2017. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-02 in the first quarter of 2018 and the adoption of this standard did not have an impact on the Company’s results or consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the years ended December 31, 2018 and 2017.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented. We have not yet adopted this standard and are currently evaluating the effect this standard will have on our financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04), “Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. ASU 2017-04 requires that if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. The Company early adopted ASU 2017-04 in the third quarter of 2018 with no impact on our financial statements.

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

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, except for items described in Note 13, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company deploys resources on a consolidated level to all brands of the Company and therefore the Company only identifies one reportable operating segment with multiple product offerings.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition

On September 30, 2017, the Company completed the acquisitions of SRM and Fergco in exchange for an aggregate of 3,000,000 shares of the Company common stock and notes payable aggregating $2,996,500. This transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of the Company.

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC for a total purchase price of $12,820,978 comprising of (i) $950,000 cash (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, less debt discount of $500,000 for the approximate fair value of the conversion feature, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes (subject to certain adjustments as provided in the Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company and Edison Nation Holdings, LLC and Edison Nation Holdings, LLC members dated June 29, 2018 and the terms of the New Convertible Notes), (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN that will be created specifically in connection with the transaction contemplated by the Purchase Agreement (which exchange obligations may be instead satisfied in cash instead of shares of common stock, in the Company’s sole discretion), and (iv) the issuance of 557,084 shares or $3,760,317 of the Company’s common stock in full satisfaction of the indebtedness represented by promissory notes payable by EN to Venture Six, LLC and Wesley Jones.

The activity of Edison Nation Holdings, LLC included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2018 was net sales of $267,920 and net loss of $197,485.

On October 29, 2018, the Company completed the acquisition of 72.15% of the outstanding capital stock of Cloud B, Inc. in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the annual gross sales of Cloud B, as reduced by the total gross sales generated by Cloud B in 2018. The Earn Out Agreement expires on December 31, 2021.

The activity of Cloud B, Inc. included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2018 was net sales of $1,512,328 and net loss of $44,408.

On December 31, 2018, the Company completed the acquisition of all of the voting membership interest of Pirasta, LLC from NL Penn Capital, LP in exchange for the satisfaction of $470,000 due from related party. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiary at historical carrying values, except that equity reflects a distribution for the excess of consideration paid over the net carrying amount of assets.

The activity of Pirasta, LLC included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2018 was not material.

On December 31, 2018, the Company completed the acquisition of 50% of the voting membership interest of Best Party Concepts, LLC from NL Penn Capital, LP in exchange for the satisfaction of $500,000 due from related party. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiary at historical carrying values, except that equity reflects a distribution for the excess of consideration paid over the net carrying amount of assets.

The activity of Best Party Concepts, LLC included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2018 was not material

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition — (Continued)

The following table summarizes the aggregate purchase price consideration paid:

	Edison Nation			Best Party
	Holdings, LLC	Cloud B, Inc.	Pirasta, LLC	Concepts, LLC
Cash paid	950,000	-	$-	$-
Fair value of issued shares	3,384,285	2,664,200	-	-
Fair value of reserved shares	6,014,250	-	-	-
Issuance of debt	1,428,161	-	-	-
Settlement of due from related party	-	-	470,000	500,000
Fair value of contingent consideration	-	520,000	-	-
Purchase consideration	11,776,696	3,184,200	470,000	500,000

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

	Edison Nation			Best Party
	Holdings, LLC	Cloud B, Inc.	Pirasta, LLC	Concepts, LLC
Cash and cash equivalents	$68,681	$104,744	$3,629	$365
Accounts receivable	15,958	636,755	7,696	6,906
Inventory	-	566,500	36,537	139,918
Other assets	39,691	172,747	-	4.356
Property and equipment	1,852	53,345	-	10,931
Goodwill	5,497,242	3,884,432	354,836	-
Intangible assets	6,400,000	6,600,000	-	-
Total assets acquired	12,023,424	12,018,523	402,698	162,476
Debt	-	1,400,000	-	-
Accounts payable	227,025	5,748,797	2,052	34,041
Accrued expenses and other liabilities	19,703	527,526	119,198	513,502
Total liabilities assumed	246,728	7,676,323	121,250	547,543
Noncontrolling interest	-	1,158,000	-	(192,534)
Distribution to shareholder	-	-	(188,552)	(692,533)
	11,776,696	3,184,200	470,000	500,000

The noncontrolling interest was valued based on the fair value of consideration paid to the Cloud B Sellers.

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire years ending December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017

Revenues, net	$20,988,594	$24,402,376
Cost of revenues	13,566,605	16,289,352
Gross profit	7,421,989	8,113,024

Operating expenses:
Selling, general and administrative	13,144,691	8,890,638
Operating (loss) income	(5,722,702)	(777,614)

Other (expense) income:
Other (expense) income	(398,406)	(325,017)
(Loss) income before income taxes	(6,249,968)	(452,597)
Income tax expense	304,298	135,570
Net (loss) income	$(6,554,266)	$(588,167)
Net (loss) income attributable to noncontrolling interests	(415,466)	(506,616)
Net (loss) income attributable to Edison Nation, Inc.	(6,138,801)	(81,551)
Net (loss) income per share - basic and diluted	$(1.09)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	5,654,930	4,046,377

In connection with the acquisitions the Company will no longer present multiple segments for packaging materials and consumer goods segment as resources will be deployed on a consolidated level and all entities will operate cross functionally as one team to bring products to market.

Note 4 — Accounts Receivable

As of December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable	$1,889,112	$1,441,997
Less: Allowance for doubtful accounts	(11,761)	(11,761)
Total accounts receivable, net	$1,877,351	$1,430,236

Note 5 — Inventory

As of December 31, 2018 and 2017, inventory consisted of the following:

	December 31,	December 31,
	2018	2017
Raw materials	$48,576	$30,410
Finished goods	875,131	209,651
Total inventory	$923,707	$240,061

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Property and equipment, net

As of December 31, 2018 and 2017, property and equipment consisted of the following:

	December 31,	December 31,
	2018	2017
Land	$79,100	$79,100
Buildings – rental property	427,704	427,704
Building improvements	760,017	745,685
Equipment and machinery	3,929,332	3,899,040
Furniture and fixtures	322,157	280,124
Computer software	23,518	23,518
Molds	4,589,153	4,552,374
Vehicles	502,960	404,759
	10,633,941	10,412,304
Less: accumulated depreciation	(9,635,078)	(9,445,400)
Total property and equipment, net	$998,863	$966,904

Depreciation expense for the years ended December 31, 2018 and 2017 was $175,609 and $188,283, respectively.

Note 7 — Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2018 consisted of the following:

Total
Balance, January 1, 2018	$-
Acquisitions	9,736,510
Balance, December 31, 2018	9,736,510

The Company had no goodwill until which time it closed on its 2018 acquisitions.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Intangible assets, net

As of December 31, 2018, intangible assets consisted of the following:

				For the Years Ended December 31,
	Useful Life	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
Definite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$61,556	$4,208,444
Developed technology	7 years	6.7 years	$3,800,000	159,524	3,640,476
Membership network	7 years	6.7 years	$1,740,000	82,857	1,657,143
Non-compete agreements	2 years	1.7 years	$50,000	8,333	41,667
Total definite lived intangible assets			$9,860,000	$312,270	$9,547,730

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$312,270	$12,687,730

Amortization expense for the years ended December 31, 2018 and 2017 was $312,270 and $0, respectively.

The estimated future amortization of intangibles subject to amortization at December 31, 2018 was as follows:

For the Years Ended December 31,	Amount
2019	$1,101,095
2020	1,092,762
2021	1,076,095
2022	1,076,095
2023	1,076,095
Thereafter	4,125,588
9,547,730

Note 9 — Accrued expenses and other current liabilities

As of December 31, 2018 and 2017, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2018	2017
Accrued other taxes	$259,559	$55,413
Accrued payroll and benefits	175,336	8,703
Accrued professional fees	133,261	16,848
Customer deposits	35,094	-
Accrued interest	269,782	-
Other	262,519	-
Total accrued expenses and other current liabilities	$1,135,551	$80,964

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt

As of December 31, 2018 and 2017, debt consisted of the following:

	December 31,	December 31,
	2018	2017
Line of credit:
Asset backed line of credit	$561,804	$-
Debt issuance costs	(30,000)	-
Total line of credit	531,804	-

Long-term senior convertible debt:
Senior convertible notes payable	1,428,161	-
Debt issuance costs	(466,667)	-
Total long-term senior convertible debt	961,494	-

Long-term debt:
Notes payable	370,250	-
Less: current portion of long-term debt	(313,572)	-
Noncurrent portion of long-term debt	56,688	-

Long-term debt – related parties:
Notes payable	3,464,191	2,996,500
Less: current portion of long-term debt – related parties	(932,701)	(225,553)
Noncurrent portion of long-term debt – related parties	$2,531,490	$2,770,947

Line of Credit

On December 27, 2018, the Company entered into credit agreement providing for an asset backed line of credit of $1,000,000. The credit agreement contains a revolving maturity date which is subject to an annual review by the lender, The credit agreement is collateralized by substantially all of the assets of Ferguson Containers, Inc. The interest rate was 8.5% as of December 31, 2018. The agreement contains certain covenants and definition. The Company was in compliance with all covenants as of December 31, 2018.

Long-term Convertible Notes Payable – Related Parties

On September 4, 2018, in connection with the acquisition of EN, the Company issued five senior convertible notes payable aggregating $1,428,161. The notes have an effective interest rate of four percent (4%) per annum. The Company is required to make semi-annual interest payments on June 30th and December 31st of each year. The notes have an option to convert at a conversion price of $5.00. Prepayments are not allowed under the notes without the prior written consent of applicable holders of a note until the second anniversary of the effective date of the note, after which time the notes may be prepaid without penalty at any time upon sixty (60) days’ written notice to the holders. The holders have piggyback registration rights. If the conversion option is not elected by the holder, all outstanding principal and interest is due on September 4, 2023. The Company recorded a debt discount of $500,000 related to the beneficial conversion feature that will be amortized over five (5) years to interest expense.

Notes Payable

The Company borrowed funds under two separate notes, aggregating $645,000, in February 2018 and March 2018. As of December 31, 2018, both holders of the notes were paid in full. In addition, the Company issued the 20,000 and 13,500 shares to the holders of the notes payable, respectively. The fair value of the shares issued was $167,500 which was recorded as a debt discount and fully amortized through interest expense.

On September 7, 2018, the Company borrowed $73,559 related to the purchase of a commercial delivery vehicle. The note bears interest at a rate of 4.5% per annum. The monthly payments under the note are $1,371 commencing on October 6, 2018 and maturing on September 6, 2023. The loan is collaterized by the commercial delivery vehicle having the approximate value of $75,000.

On December 1, 2016, Cloud B, Inc. entered into a Loan Agreement with an outside associate of CEO Linda Suh. The loan was in the amount of $300,000. This loan was for a period of six (6) months and bears no interest and therefore no monthly interest payments. A Loan Amendment and Extension Agreement was entered into on June 1, 2017, extending the maturity of the loan until December 31, 2017. This loan remains outstanding. No collateral was provided by the Company for any of the above-referenced loans.

Notes Payable – Related Parties

On September 30, 2018, in connection with the acquisition of SRM and Fergco, the Company issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P, in relation to the acquisition of SRM in the amount of $2,120,000 and the other note was issued to the stockholders of Fergco in the amount of $876,500. The notes bear interest at a rate of six percent (6%) per annum and have an effective interest rate of six percent (6%) per annum. The Company is required to make monthly payments comprised of principal and interest beginning in January 2018 that are amortized over ten (10) years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates ($677,698 due on December 1, 2020 and $1,249,043 due on December 1, 2022).

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

On April 24, 2014, Cloud B, Inc. entered into two Shareholder Loan Agreements. One shareholder loan was from former shareholder, Board Member, and CEO of Cloud B, Inc. prior to the acquisition on October 29, 2018, Linda Suh in the amount of $100,000. This loan bears interest at a rate of 7.0% per annum for the first twelve (12) months and 8.0% per annum thereafter. The Company is required to make monthly interest only payments. Interest payments on this loan have been paid through November 2018. The other shareholder loan was from former shareholder and Board Member of Cloud B, Inc. prior to the acquisition on October 29, 2018, John Royan in the amount of $500,000. This loan bears interest at a rate of 7.0% per annum for the first six (6) months and 8.0% per annum for the next six (6) months. The Company was required to make monthly interest only payments through May 2015, with the loan becoming due and payable on May 28, 2015. This loan remains outstanding with the last interest payment made in July 2015.

The scheduled maturities of the debt for the next five years as of December 31, 2018, are as follows:

For the Years Ended December 31,	Amount
2018	$1,778,077
2019	239,461
2020	254,230
2021	704,296
2022	1,420,190
Thereafter	1,428,162
5,824,416
Less: debt discount	(496,667)
$5,327,749

For the year ended December 31, 2018, interest expense was $501,221 of which $239,885 was related party interest expense. For the year ended December 31, 2017 interest income was $4,000.

Note 11 — Income Taxes

Edison Nation, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from Fergco, Edison Nation Holdings, LLC, Edison Nation, LLC, Safe TV Shop, LLC, Everyday Edisons, LLC and Pirasta, LLC based upon Edison Nation, Inc.’s economic interest in those entities. Cloud B, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on its income. The Company has three foreign entities of which only SRM has operations, SRM is an entity subject to the Hong Kong, China tax regime. The Hong Kong tax returns remain subject to examination by local taxing authorities beginning with the tax year ended December 31, 2011.

Cloud B, Inc. was a Subchapter S pass-through entity for income tax purposes prior to its acquisition by the Company on October 29, 2018. Accordingly, Cloud B, Inc. was not subject to income taxes prior to the acquisition and therefore the tax provision related to the United States income is only for the period from October 29, 2018 to December 31, 2018.

Edison Nation Holdings, LLC and its subsidiaries are disregarded limited liability corporation entities for income tax purposes. Accordingly, EN was not subject to income taxes prior to the acquisition on September 4, 2018 and the results of operations were not material therefore the tax provision related to the United States income is only for the period from September 4, 2018 to December 31, 2018.

Fergco was a Subchapter S pass-through entity for income tax purposes prior to its acquisition by the Company on September 30, 2017. Accordingly, Fergco was not subject to income taxes prior to the acquisition and therefore the tax provision related to the United States income is only for the period from October 1, 2017 to December 31, 2017.

United States and foreign components of income before income taxes were as follows:

	For the Years Ended December 31,
	2018	2017
United States	(5,828,261)	49,097
Foreign	788,159	1,617,439
Income before income taxes	$(5,040,102)	$1,666,536

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes – (Continued)

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	For the Years Ended December 31,
	2018	2017
Deferred tax assets:
Stock-based compensation	$682,115	$-
Goodwill and intangible assets	19,410	-
Net operating loss carryforwards	493,063	50,524
Less: valuation allowance	(1,194,587)	(50,524)
Net deferred tax assets	$-	$-

Deferred tax liabilities:
Property and equipment	$341	$34,209
Net deferred tax liabilities	$341	$34,209
Net deferred tax liabilities	$341	$34,209

As of December 31, 2018 and 2017, the Company had $1,820,685 and $240,591 of federal and state net operating loss carryforwards for income tax purposes. In connection with the IPO the Company does not believe the ownership change resulted in the loss of past net operating loss carryforwards. The above net operating loss carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experiences one or more ownership changes. The Company believes the goodwill acquired in the Edison Nation Holdings acquisition is deductible for tax purposes. The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2018 and 2017, the Company recognized a deferred tax asset of $1,194,587 and $50,524, respectively. However, these deferred tax assets will be utilized upon the Company generating taxable income. As of December 31, 2018 and 2017, the Company established a full valuation allowance in the amount of $1,194,587 and $50,524, respectively, against the deferred tax asset.

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2018	2017
Current:
Federal	$10,185	$27,513
Foreign	292,491	71,125
State and local	35,107	6,069
Total current	$337,783	$104,707

Deferred:
Federal	$(21,450)	$23,249
Foreign	(2,316)	(3,153)
State and local	(10,102)	8,302
Total deferred	$(33,868)	$28,398
Income tax provision (benefit)	$303,915	$133,105

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes – (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2018	2017
Tax at federal statutory rate	21.0%	34.0%
Effect of U.S. tax law change	0.0%	-0.9%
U.S. income attributable to pass-through entity	0.0%	-4.4%
U.S. income subject to valuation allowance	-20.5%	4.9%
State and local income taxes	0.0%	0.9%
Foreign income not subject to U.S. federal tax	0.0%	-33.0%
Foreign tax	-6.3%	4.1%
Other	-0.2%	2.4%
Effective income tax rate	-6.0%	8.0%

The statutory federal income tax rate differs from the Company’s effective tax rate due to the valuation allowance related to deferred tax assets and net operating losses and foreign income taxes in Hong Kong.

Note 12 — Related Party Transactions

NL Penn Capital, LP and SRM Entertainment Group LLC

As of December 31, 2018 and 2017, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of SRM Entertainment Group LLC, which are owned by Chris Ferguson, Chief Executive Officer. The amount due to related parties is related to the acquisition of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM on behalf of SRM LLC and NL Penn. As of December 31, 2018 and 2017, the net amount due to related parties was $140,682 and due from related parties was $834,897, respectively. Such amounts are due currently.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who has been nominated to be voted upon as a board member of the Company at the Company’s next annual meeting, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $130,000 related to the services performed by Enventys for the year ended December 31, 2018.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Commitments and Contingencies

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

Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows:

Total rent expense for the years ended December 31, 2018 and 2017 was $343,253 and $191,405, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the years ended December 31, 2018 and 2017 was $102,815, respectively, and is included in other income on the consolidated statements of operations.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity

Common Stock

The Company issued 1,312,520 shares of common stock related to the IPO, at a public offering price of $5.00 per share in August 2018. The Company received gross proceeds of $6,562,600 and net proceeds of $5,315,176 after deducting underwriter commissions and expenses of $714,802, legal fees of $157,358, escrow closing fees of $4,000 and other direct offering expenses which together aggregate $1,204,030.

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

2018
Weighted average fair value of option granted	$1.82
Risk-free interest rate	2.2%
Expected term in years	2.5
Volatility	50.0%
Dividend rate	0.0%

The following table summarizes stock option award activity during 2018:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2018	-	$-	-	-
Granted	290,000	5.55	4.2	-
Balance, December 31, 2018	290,000	$5.55	4.2	-
Exercisable, December 31, 2018	166,667	$5.32	4.1	-

As of December 31, 2018, there was 123,333 unvested options to purchase common units of Edison Nation, Inc. or $222,279 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1.4 years. The Company recorded stock-based compensation expense of $2,025,994, of which 1,721,250, related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants, for the year ended December 31, 2018. No compensation expense was recorded for the year ended December 31, 2017.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Subsequent Events

Foreclosure of Cloud B, Inc.

In February 2019, CBAV1, LLC foreclosed on the Promissory Note it held that was secured by Cloud B, Inc.’s assets. After the foreclosure, there likely will be no assets to distribute to other creditors.

Issuance of Common Shares

In March 2019, the Company issued 10,500 shares of common stock to consultants for services performed.

First Fire Note Payable

On March 6, 2019, Edison Nation, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased a 2% unsecured, senior convertible promissory note (the “Note”) from the Company.

The Company issued 15,000 shares of its common stock, par value $0.001 per share (“Common Stock”) to the Investor as additional consideration for the purchase of the Note. Under the terms of the SPA, the Investor will have piggyback registration rights in the event the Company files a Form S-1 or Form S-3 within six months from March 6, 2019, as well as a pro rata right of first refusal in respect of participation in any debt or equity financings undertaken by the Company during the 18 months following March 6, 2019. The Company is also subject to certain customary negative covenants under the SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the SPA and the Note.

As issued on March 6, 2019, the principal amount of the Note is $560,000, with an original issue discount in the amount of $60,000. The maturity date of the Note is six months from March 6, 2019. As stated above, all principal amounts and the interest thereon are convertible into shares Common Stock only in the event that an Event of Default occurs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that, there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	With the acquisitions of Edison Nation Holdings, LLC and Cloud B, Inc., there are risks related to the timing and accuracy of the integration of information from various accounting and ERP systems. The Company has experienced delays in receiving information in a timely manner from its subsidiaries.

3.	Due to the demands of integrating the accounting and finance functions, along with turnover in the accounting department, the impact of new accounting standards were not completed on a timely basis.

In 2019, the Company has engaged an outside consultant to assist in monitoring and testing our internal controls. The Company expects improvements to be made on the integration of information issues in 2019 as we plan to move towards one accounting and a single ERP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

We are not required by current SEC rules to include, and do not include, an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

PART IV

ITEM 15. EXHIBITS

Exhibit		Incorporated By Reference to			File/Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
10.1	Form of Senior Convertible Promissory Note	8-K	2.1	July 6, 2018
10.1	Membership Interest Purchase Agreement dated June 29, 2018	8-K	10.1	July 6, 2018
10.2	Fifth Amended and Restated Operating Agreement of Edison Nation Holdings, LLC, dated September 4, 2018	8-K	10.2	September 6, 2018
10.3	Registration Rights Agreement dated September 4, 2018	8-K	10.3	September 6, 2018
10.4+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.5+	Employment Agreement, by and between Edison Nation, Inc. and Christopher Ferguson, dated September 26, 2018	8-K	10.1	October 5, 2018	+
10.6+	Employment Agreement, by and between Edison Nation, Inc. and Phil Anderson, dated September 26, 2018	8-K	10.2	October 5, 2018	+
10.7	Stock Purchase Agreement, dated October 24, 2018	8-K	10.1	October 30, 2018
10.8	Securities Purchase Agreement, dated March 6, 2019	8-K	10.1	March 13, 2019
10.9	Senior Convertible Promissory Note, dated March 6, 2019	8-K	10.2	March 13, 2019
10.10	Pledge Agreement, dated March 12, 2019	8-K	10.3	March 13, 2019
21.1*	List of Significant Subsidiaries				*
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2019

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Ferguson	Chief Executive Officer and Chairman of the Board of Directors	April 16, 2019
Christopher B. Ferguson	(Principal Executive Officer)

/s/ Philip Anderson	Chief Financial Officer
Philip Anderson	(Principal Financial Officer and Principal Accounting Officer)	April 16, 2019

/s/ Kevin J. Ferguson	Director, President and Treasurer	April 16, 2019
Kevin J. Ferguson

/s/ Louis Foreman	Director	April 16, 2019
Louis Foreman

/s/ Frank Jennings	Director	April 16, 2019
Frank Jennings

/s/ John Marchese	Director	April 16, 2019
John Marchese

/s/ Michael Palleschi	Director	April 16, 2019
Michael Palleschi

/s/ Kevin J. O’Donnell	Director	April 16, 2019
Kevin J. O’Donnell