Form 10-Q
period 2019-03-31
EDISON NATION, INC.
filed 2019-05-15
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EDNT	Nasdaq

As of May 15, 2019, there were 5,692,830 shares of the registrant’s common stock outstanding.

EDISON NATION, INC.

(formerly known as Xspand Products Lab, Inc.)

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report on Form 10-Q.

Solely for convenience, we refer to trademarks in this Quarterly Report on Form 10-Q without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “Edison Nation” “we,” “us,” “our,” the “Company” and similar terms refer to Edison Nation, Inc., a Nevada corporation formerly known as Xspand Products Lab, Inc. and Idea Lab Products, Inc., and all of our subsidiaries and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

•	Our ability to effectively execute our business plan;

•	Our ability to manage our expansion, growth and operating expenses;

•	Our ability to protect our brands and reputation;

•	Our ability to repay our debts;

•	Our ability to rely on third-party suppliers outside of the United States;

•	Our ability to evaluate and measure our business, prospects and performance metrics;

•	Our ability to compete and succeed in a highly competitive and evolving industry;

•	Our ability to respond and adapt to changes in technology and customer behavior;

•	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

•	Risks related to the anticipated timing of the closing of any potential acquisitions; and

•	Risks related to the integration with regards to potential or completed acquisitions.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

3

PART I

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$719,446	$2,052,731
Accounts receivable, net	2,653,408	1,877,351
Inventory	1,361,342	923,707
Prepaid expenses and other current assets	1,407,760	611,695
Income tax receivable	82,568
Total current assets	6,224,524	5,465,484
Property and equipment, net	1,034,281	998,863
Right of use assets – operating leases, net	873,110	-
Intangible assets, net	12,423,885	12,687,731
Goodwill	9,736,510	9,736,510
Total assets	$30,292,310	$28,888,588

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,360,102	$5,519,159
Accrued expenses and other current liabilities	1,646,776	1,135,551
Deferred revenues	175,956	175,956
Current portion of operating lease liabilities	263,532	-
Income tax payable	-	129,511
Line of credit, net of debt issuance costs of $27,252 and $31,145, respectively	520,662	531,804
Current portion of long-term debt, net of debt issuance costs of $129,471 and $0, respectively	744,255	313,572
Current portion of long-term debt – related parties	967,576	932,701
Due to related party	97,996	140,682
Total current liabilities	10,776,855	8,878,936
Contingent consideration	520,000	520,000
Operating lease liabilities, net of current portion	613,809	-
Long-term senior convertible debt – related parties, net of debt discount of $441,667 and $466,667 related to the conversion feature, respectively	986,494	961,494
Long-term debt, net of current portion	53,198	56,688
Long-term debt – related parties, net of current portion	2,469,352	2,531,490
Deferred tax liability	341	341
Total liabilities	15,420,049	12,948,949
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 5,680,330 and 5,654,830 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5,680	5,655
Additional paid-in-capital	20,859,158	20,548,164
Accumulated deficit	(7,001,046)	(5,565,756)
Total stockholders’ equity attributable to Edison Nation, Inc.	13,863,792	14,988,063
Noncontrolling interests	1,008,469	951,576
Total stockholders’ equity	14,872,261	15,939,639
Total liabilities and stockholders’ equity	$30,292,310	$28,888,588

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018

Revenues, net	$5,738,534	$3,431,330
Cost of revenues	3,945,558	2,328,994
Gross profit	1,792,976	1,102,336

Operating expenses:
Selling, general and administrative	3,049,188	2,552,737
Operating (loss) income	(1,256,212)	(1,450,401)

Other (expense) income:
Rental income	25,704	25,704
Interest expense, net	(124,694)	(87,535)
Total other (expense) income	(98,990)	(61,831)
Loss before income taxes	(1,355,202)	(1,512,232)
Income tax expense	23,195	65,073
Net loss	$(1,378,397)	$(1,577,305)
Net income attributable to noncontrolling interests	56,893	-
Net loss attributable to Edison Nation, Inc.	(1,435,290)	(1,577,305)
Net loss per share - basic and diluted	$(0.25)	$(0.53)
Weighted average number of common shares outstanding – basic and diluted	5,661,380	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2018	5,654,830	5,655	20,548,164	(5,565,756)	951,576	15,939,639
Issuance of common stock to note holders	15,000	15	74,085	-	-	74,100
Issuance of common stock to vendors for services	10,500	10	52,490	-	-	52,500
Stock-based compensation	-	-	184,419	-	-	184,419
Net loss	-	-	-	(1,435,290)	56,893	(1,378,397)
Balance, March 31, 2019	5,680,330	$5,680	$20,859,158	$(7,001,046)	$1,008,469	$14,872,261

Balance, December 31, 2017	3,000,000	$3,000	$-	$(235,630)	$-	(232,630)
Stock-based compensation	-	-	1,721,250	-	-	1,721,250
Net loss	-	-	-	(1,577,305)	-	(1,577,305)
Balance, March 31, 2018	3,000,000	3,000	1,721,250	(1,812,935)	-	(88,685)

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
Cash Flow from Operating Activities
Net loss attributable to Edison Nation, Inc.	$(1,435,290)	$(1,577,305)
Net income attributable to noncontrolling interests	56,893	-
Net loss	(1,378,397)	(1,577,305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	301,383	39,631
Amortization of financing costs	56,022	37,579
Stock-based compensation	362,419	1,721,250
Amortization of right of use asset	77,704	-
Changes in assets and liabilities:
Accounts receivable	(776,057)	(448,512)
Inventory	(437,635)	16,485
Prepaid expenses and other current assets	(1,004,133)	(17,332)
Accounts payable	840,943	491,236
Accrued expenses and other current liabilities	381,714	104,541
Operating lease liabilities	(73,473)	-
Due from related party	(42,686)	(127,689)
Net cash (used in) provided by operating activities	(1,692,196)	239,884

Cash Flows from Investing Activities
Purchases of property and equipment	(72,955)	(16,403)
Net cash used in investing activities	(72,955)	(16,403)

Cash Flows from Financing Activities
Borrowings under long-term debt	500,000	645,000
Repayments under line of credit	(15,035)	-
Repayments under long-term debt	(3,336)	(44,444)
Repayments under long-term debt – related parties	(27,263)	(28,243)
Fees paid for financing costs	(22,500)	(205,560)
Net cash provided by financing activities	431,866	366,753
Net increase (decrease) in cash and cash equivalents	(1,333,285)	590,234
Cash and cash equivalents - beginning of period	2,052,731	557,268
Cash and cash equivalents - end of period	$719,446	1,147,502

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$52,640	$34,757
Income taxes	$235,275	$-
Noncash investing and financing activity:
Shares issued to note holders	$74,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2018, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

As of March 31, 2019, Edison Nation, Inc. had five wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

Liquidity

For the three months ended March 31, 2019, our operations lost approximately $1,300,000 of which approximately $700,000 was non-cash and approximately $400,000 was related to transaction costs and other non-recurring items.

At March 31, 2019, we had total current assets of approximately $6,200,000 and current liabilities of approximately $10,800,000 resulting in negative working capital of approximately $4,600,000, of which approximately $3,800,000 related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on the promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of suchCloud B trade payables unlikely. At March 31, 2019, we had total assets of approximately $30,300,000 and total liabilities of approximately $15,400,000 resulting in stockholders’ equity of approximately $14,900,000.

The foregoing factors raised concerns about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

•	Raise further capital through the sale of additional equity;

•	Borrow money under debt securities;

•	The deferral of payments to related party debt holders for both principal of approximately $1,000,000 and related interest expense;

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000; and

•	Possible sale of certain brands to other manufacturers.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Edison Nation, Inc. and its wholly-owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $448,000 uninsured at March 31, 2019 of which approximately $329,000 was held in foreign bank accounts not covered by FDIC insurance limits as of March 31, 2019.

Accounts Receivable

As of March 31, 2019, the following customers represented more than 10% of total accounts receivable:

March 31,
2019
Customer A	17%
Customer B	12%

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31,
	2019	2018

Revenues:
Product sales	$5,637,350	$3,431,330
Service revenues	25,597	-
Licensing revenues	75,587	-
Total revenues, net	$5,738,534	$3,431,330

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three months ended March 31, 2019 and 2018, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended March 31,
	2019	2018
Customer A	23%	31%

For the three months ended March 31, 2019 and 2018, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended March 31,
	2019	2018
North America	77%	83%
Asia-Pacific	*	13%
Europe	19%	*

* Region did not represent greater than 10% of total net revenue.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

As of March 31, 2019, the book value and estimated fair value of the Company’s level 3 instruments was as follows:

	March 31, 2019
	Book Value	Estimated Fair Value
Contingent consideration	$(520,000)	$(520,000)

The following changes in level 3 instruments for the three months ended March 31, 2019 are presented below:

Contingent Consideration – Earnout
Balance, December 31, 2018	$(520,000)
Change in fair value	-
Balance, March 31, 2019	$(520,000)

There were no changes to the underlying assumptions used in determining the fair value of the contingent consideration liability for the three months ended March 31, 2019.

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2019 and 2018 and the cumulative translation gains and losses as of March 31, 2019 and December 31, 2018 were not material.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2018, there were no common stock equivalents outstanding. As of March 31, 2019, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

March 31,
2019
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

Recent Accounting Pronouncements

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

The Company has elected the “package of practical expedients” and as a result is not required to reassess its prior accounting conclusions about lease identification, lease classification and initial direct costs for lease contracts that exist as of the transition date. However, the Company has not elected the use of hindsight for determining the reasonably certain lease term.

The new lease standard also provides practical expedients and policy elections for an entity’s ongoing accounting. The Company has elected the practical expedient to not separate lease and non-lease components for all of its leases. The Company has elected the short-term lease recognition exemption, which results in no recognition of right-of-use assets and lease liabilities for existing short-term leases at transition.

Upon adoption on January 1, 2019, the Company recognized right of use assets for operating leases and operating lease liabilities that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right of use asset for operating leases is based on the lease liability. The Company did not have any deferred rent or material prepaid rent.

The cumulative effect of initially applying the new lease accounting standard as of January 1, 2019 is as follows:

	January 1, 2019	Cumulative Effect Adjustment	January 1, 2019, as adjusted
Assets:
Right of use assets – operating leases	$-	$943,997	$943,997

Liabilities:
Current portion of operating lease liabilities	$-	$261,866	$261,866
Operating lease liabilities, net of current portion	$-	$682,131	$682,131

The adoption of the standard did not result in any material changes to the recognition of operating lease expenses in the Company’s consolidated statements of operations.

In June 2018, the FASB issued an amendment to the accounting guidance related to accounting for employee share-based payments which clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This amendment is effective for annual periods beginning after December 15, 2018. We have adopted this accounting guidance effective January 1, 2019, with no impact on our financial statements as there were no excess tax benefits to be recognized due to our net operating losses.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon such evaluation, except for items described in Note 10, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC for a total purchase price of $12,820,978 comprising of (i) $950,000 cash, (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, less debt discount of $500,000 for the approximate fair value of the conversion feature, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes (subject to certain adjustments as provided in the Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company and Edison Nation Holdings, LLC and Edison Nation Holdings, LLC members dated June 29, 2018 and the terms of the New Convertible Notes), (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN that will be created specifically in connection with the transaction contemplated by the Purchase Agreement (which exchange obligations may be instead satisfied in cash instead of shares of common stock, in the Company’s sole discretion), and (iv) the issuance of 557,084 shares or $3,760,317 of the Company’s common stock in full satisfaction of the indebtedness represented by promissory notes payable by EN to Venture Six, LLC and Wesley Jones.

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

NL Penn Capital, LP is owned by Chris Ferguson, our Chairman and Chief Executive Officer.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition — (Continued)

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the three months ended March 31, 2018:

Three Months Ended March 31, 2018

Revenues, net	$5,380,494
Cost of revenues	3,227,171
Gross profit	2,153,323

Operating expenses:
Selling, general and administrative	3,729,957
Operating loss	(1,576,634)

Other (expense) income:
Other (expense) income	(101,113)
Loss before income taxes	(1,677,747)
Income tax expense	65,073
Net loss	$(1,742,820)
Net loss attributable to noncontrolling interests	(29,613)
Net loss attributable to Edison Nation, Inc.	(1,713,207)
Net loss per share - basic and diluted	$(0.42)
Weighted average number of common shares outstanding – basic and diluted	4,046,377

Note 4 — Inventory

As of March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$56,045	$48,576
Finished goods	1,305,297	875,131
Total inventory	$1,361,342	$923,707

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Intangible assets, net

As of March 31, 2019, intangible assets consisted of the following:

			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$126,056	$4,143,944
Developed technology	7 years	6.7 years	$3,800,000	290,476	3,509,524
Membership network	7 years	6.7 years	$1,740,000	145,000	1,595,000
Non-compete agreements	2 years	1.7 years	$50,000	14,583	35,417
Total finite lived intangible assets			$9,860,000	$576,115	$9,283,885

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$576,115	$12,423,885

As of December 31, 2018, intangible assets consisted of the following:

			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$61,555	$4,208,445
Developed technology	7 years	6.7 years	$3,800,000	159,524	3,640,476
Membership network	7 years	6.7 years	$1,740,000	82,857	1,657,143
Non-compete agreements	2 years	1.7 years	$50,000	8,333	41,667
Total finite lived intangible assets			$9,860,000	$312,269	$9,547,731

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$312,269	$12,687,731

The estimated future amortization of intangibles subject to amortization at December 31, 2018 was as follows:

For the Years Ended December 31,	Amount
2019	$1,101,095
2020	1,092,762
2021	1,076,095
2022	1,076,095
2023	1,076,095
Thereafter	4,125,588
9,547,730

Amortization expense for the three months ended March 31, 2019 and 2018 was $263,846 and $0, respectively.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt

As of March 31, 2019 and December 31, 2018, debt consisted of the following:

	March 31,	December 31,
	2019	2018
Line of credit:
Asset backed line of credit	$547,914	$561,804
Debt issuance costs	(27,252)	(30,000)
Total line of credit	520,662	531,804

Long-term senior convertible debt:
Senior convertible notes payable	1,428,161	1,428,161
Debt issuance costs	(441,667)	(466,667)
Total long-term senior convertible debt	986,494	961,494

Long-term debt:
Notes payable	926,924	370,250
Debt issuance costs	(129,471)	-
Total long-term debt	797,453	370,250
Less: current portion of long-term debt	(744,255)	(313,572)
Noncurrent portion of long-term debt	53,198	56,688

Long-term debt – related parties:
Notes payable	3,436,928	3,464,191
Less: current portion of long-term debt – related parties	(967,576)	(932,701)
Noncurrent portion of long-term debt – related parties	$2,469,352	$2,531,490

Notes Payable in 2019

On March 6, 2019, Edison Nation, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased a 2% unsecured, senior convertible promissory note (the “Note”) from the Company. The Note was in the amount of $560,000 with an original issue discount of $60,000. The Company issued 15,000 shares of its common stock (“Common Stock”) valued at $74,100 based on the share price on the date of issuance to the Investor as additional consideration for the purchase of the Note. The Under the terms of the SPA, the Investor will have piggyback registration rights in the event the Company files a Form S-1 or Form S-3 within six months from March 6, 2019, as well as a pro rata right of first refusal in respect of participation in any debt or equity financings undertaken by the Company during the 18 months following March 6, 2019. The Company is also subject to certain customary negative covenants under the SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the SPA and the Note. The maturity date of the Note is six months from March 6, 2019. All principal amounts and the interest thereon are convertible into shares Common Stock only in the event that an Event of Default occurs.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt — (Continued)

The scheduled maturities of the debt for the next five years as of December 31, 2018, are as follows:

For the Years Ended December 31,	Amount
2019	$1,778,077
2020	239,461
2021	254,230
2022	704,296
2023	1,420,190
Thereafter	1,428,162
5,824,416
Less: debt discount	(496,667)
$5,327,749

For the three months ended March 31, 2019, interest expense was $125,073 of which $80,262 was related party interest expense. For the three months ended March 31, 2018, interest expense was $87,535 of which $59,380 was related party interest expense.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Related Party Transactions

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

As of March 31, 2019 and December 31, 2018, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of March 31, 2019 and December 31, 2018, the net amount due to related parties was $97,996 and $140,682, respectively. Such amounts are due currently.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who has been appointed to the Company’s board of directors, is also the chief executive officer and the largest equity holder of Enventys. We incurred fees of approximately $72,000 related to the services performed by Enventys for the three months ended March 31, 2019.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies

Operating Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2021. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the consolidated balance sheets.

As of March 31, 2019, the Company recorded operating lease liabilities of $877,341 and right of use assets for operating leases of $873,110. During the three months ended March 31, 2019, operating cash outflows relating to operating lease liabilities was $73,473 and the expense for right of use assets for operating leases was $77,704. As of March 31, 2019, the Company’s operating leases had a weighted-average remaining term of 3.7 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that either qualify for the short-term lease recognition exception.

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong. On August 8, 2018, SRM extended its lease for office space in Kowloon, Hong Kong so that the lease will now expire on August 7, 2020. Monthly lease payments are approximately $6,400 for a total of approximately $154,000 for the total term of the lease.

Total rent expense for the three months ended March 31, 2019 and 2018 was $144,433 and $64,026, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Condensed Consolidated Balance Sheets as of March 31, 2019:

March 31, 2019
2019 (excluding the three months ended March 31, 2019)	221,931
2020	286,417
2021	237,377
2022	78,648
2023	78,648
2024 and thereafter	52,430
Total future lease payments	955,451
Less: imputed interest	(78,110)
Present value of future operating lease payments	877,341
Less: current portion of operating lease liabilities	(263,532)
Operating lease liabilities, net of current portion	613,809
Right of use assets – operating leases, net	873,110

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three months ended March 31, 2019 and 2018 was $25,704, respectively, and is included in other income on the consolidated statements of operations.

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

Note 9 — Stockholders’ Equity

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

The following table summarizes stock option award activity for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2019	290,000	$5.55	4.2	-
Granted	-	-	-	-
Balance, March 31, 2019	290,000	$5.55	4.1	-
Exercisable, March 31, 2019	166,667	$5.32	4.1	-

As of March 31, 2019, there was 123,333 unvested options to purchase common units of Edison Nation, Inc. or $178,360 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1.4 years. The Company recorded stock-based compensation expense of $184,419 for the three months ended March 31, 2019. The Company recorded stock-based compensation expense of $1,721,250, related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants, for the three months ended March 31, 2018.

In addition, the Company recorded stock-based compensation expense of $178,000 related to the issuance of 10,500 shares of common stock valued at $52,500 and 50,000 shares of common stock issued in 2018 valued at $251,000, of which $125,500 was expensed for the three months ended March 31, 2019 and $125,500 was unrecognized compensation expense for the three months ended March 31, 2019.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

Receivables Financing

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowing up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoice financed.

Convertible Note

On May 13, 2019, Edison Nation, Inc. (the “Company”) entered into a 2% senior secured, senior convertible promissory note (the “Note”) for up to $1,000,000. The Company will issue 30,000 shares of its common stock, par value $0.001 per share (“Common Stock”) to the note holder as additional consideration for the purchase of the Note. Under the terms of the note, the note holder will have piggyback registration rights. On May 13, 2019, the Company borrowed $600,000 under the note.

Share Issuances

On May 6, 2019, we issued 12,500 shares of our common stock valued at $48,375 to an innovator in connection with their licensing agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

During the first quarter of 2019, Edison Nation rolled out its “One Company” initiative to integrate the acquired businesses into one cohesive operation.

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

Edison Nation also creates, manufactures and markets its own products including the infant / toddler market under the Cloud b consumer brand name, innovative party products under the Best Party Concepts brand, and premium branded coloring activities under the Pirasta brand. Recently the company launched product lines for 911 Help Now, Master Sous and Smarter Specs. In addition, the Company leverages its vertically integrated resources and capabilities to create licensed consumer products for large entertainment theme park enterprises, like Disney World and Universal Studios as well as custom packaging solutions for large and small U. S. Based companies.

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

One Company Initiative

During the first quarter of 2019, Edison Nation began the process to consolidate all operating companies businesses into distinct business units of Edison Nation, which allows the Company to focus on growing sales and leveraging operations. The units consist of:

• Innovate. The Edison Nation Platform. Responsible for the innovation platform that helps inventors go from idea to reality. This is accomplished by optimizing new product election process through deeper analytics to predict success on platforms like crowdfunding and web market places like Amazon. Driving brand awareness of the platform by producing content for inventors and innovators on media platforms including our own Everyday Edison’s television show.

• Build and launch. Consolidating our teams of product designers and developers who take the product from the concept to the consumers hand. These are distributed by geography, industry skillset and expertise in the development process to ensure efficient product build and launch. The bulk of operations are part of this business unit, and the company will continue to develop this unit to meet the needs of our product launch schedule.

• Sell. Our Omni-channel sales effort is divided into three groups; (1) business-to-business revenue opportunities including traditional brick and mortar retailers (2) online market places and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Edison Nation. The team seeks to a find a mutually beneficial transaction to accomplish that goal.

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

Edison Nation’s experience with crowdfunding is extensive and with significant success. To date, our crowdfunding strategic partner, Enventys, has executed approximately 600 crowdfunding campaigns with an estimated average revenue of $250,000 per campaign, with online consumer purchase occurring on average within 30 days. The cost of a crowdfunding campaign run by Edison Nation is as low as approximately $25,000.

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

Sales, Marketing and Advertising

Our Omni-channel sales effort is divided into three groups; (1) business-to-business revenue opportunities including traditional brick and mortar retailers (2) online market places and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Edison Nation. The team seeks to a find a mutually beneficial transaction to accomplish that goal.

Edison Nation’s business to business team sells products through a diverse network of manufacturers, distributors and retailers. New customer prospects are gained through outbound sales calls, trade show participation, web searches, referrals from existing customers.

The online team for the company has expertise in selling products on platforms such as the Amazon marketplace as well as portals like Walmart.com and “crowd-funded”websites such as Kickstarter and Indiegogo.

The NiTRO team identifies small, unique brands that could benefit from becoming part of a larger consumer products organization with more resources. The team seeks to negotiate a mutually beneficial agreement whereby the respective branded products become part of Edison Nation’s portfolio of consumer products.

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

Sources of Revenue

The Company aggressively pursues the following three sources of sales volume:

•	Our branded products sold through traditional retail channels of distribution and other channels of business to business distribution.

•	Our branded products sold through direct to consumer platforms such as the Amazon marketplace as well as portals like Walmart.com and “crowd-funded” websites such as Kickstarter and Indiegogo.

•	Custom products and packaging solutions that the Company develops and manufactures for partners such as Disney, Marvel, Madison Square Garden and Universal Studios.

•	Member idea submission and ILP program fees: $25 per submission (registered members); $20 per submission (Insider members); $100 per submission (ILP members)

•	Licensing agents: We match an innovator’s intellectual property with vertical product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares.

•	Product principals: We work with innovators directly, providing such innovators direct access to all of Edison Nation’s resources. Depending on case-by-case factors, innovators may receive a range of up to 35% - 50% of profits.

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

Non-Employee Director Compensation

On September 26, 2018, the Compensation Committee of the board of directors approved the terms of compensation to be paid to non-employee directors for fiscal year 2018. Compensation for non-employee directors includes an annual retainer of $15,000 and an award of options to purchase 20,000 shares of the Company’s common stock. The restricted stock underlying such options will vest one year after the grant date. However, the options have not yet been granted. In addition, the chair of each of the board’s committees shall receive an annual committee meeting fee of $5,000.

Acquisition of Pirsata, LLC

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

Acquisition of Best Party Concepts, LLC

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

Securities Purchase Agreement

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

Receivables Financing

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowing up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoice financed.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period over Period Change
	2019	2018	$	%

Revenues, net	$5,738,534	$3,431,330	$2,307,204	67.2%
Cost of revenues	3,945,558	2,328,994	1,616,564	69.4%
Gross profit	1,792,976	1,102,336	690,640	62.7%

Operating expenses:
Selling, general and administrative	3,049,188	2,552,737	496,451	19.4%
Operating (loss) income	(1,256,212)	1,450,401	194,189	-13.4%

Other (expense) income:
Rental income	25,704	25,704	-	0.0%
Interest (expense) income	(124,694)	(87,535)	(37,159)	42.5%
Total other (expense) income	(98,990)	(61,831)	(37,159)	60.1%
Loss before income taxes	(1,355,202)	(1,512,232)	157,030	-10.4%
Income tax expense	23,195	65,073	(41,878)	-64.4%
Net loss	(1,378,397)	(1,577,305)	198,908	-12.6%
Net income attributable to noncontrolling interests	56,893	-	56,893	na
Net loss attributable to Edison Nation, Inc.	$(1,435,290)	$(1,577,305)	$142,015	-9.0%

Revenue

For the three months ended March 31, 2019, revenues increased by $2,307,204 or 67.2%, as compared to the three months ended March 31, 2018. The increase was primarily attributable to new business in connection with our acquisitions in 2018. The increase includes licensing related revenues related to our acquisition of Edison Nation Holdings, LLC and product revenues related to our acquisition of Cloud B, Inc.

Cost of Revenues

For the three months ended March 31, 2019, cost of revenues increased by $1,616,564 or 69.4%, as compared to the three months ended March 31, 2018. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the three months ended March 31, 2019, gross profit increased by $690,640, or 62.7%, as compared to the three months ended March 31, 2018. The increase was primarily a result of the increase in revenues. For the three months ended March 31, 2019, gross margin decreased to 31.2%, as compared to 32.1% for the three months ended March 31, 2018. The decrease in gross margin was due to product mix of goods sold to customers.

Operating Expenses

Selling, general and administrative expenses were $3,049,188 and $2,552,737 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $496,451, or 19.4%. The increase was primarily the result of operating expense incurred related to Edison Nation Holdings, LLC and Cloud B, Inc. The increase in operating expenses is due to increased costs related to completed acquisitions as well as the integration of such acquisitions of $223,538 and increased costs of operating as a public company. The larger costs include increases in wages and benefits of approximately $500,000. The wage increase relates primarily to a growth initiative whereby new staff will design, build and launch new products for the Company.

There are also increases in the following: depreciation and amortization of approximately $266,000, investor relations of approximately $161,000, external commissions of approximately $57,000, license and registration of approximately $26,000, rent of approximately $81,000, consulting fees of approximately $156,000 relating primarily to the integration of acquisitions , legal fees of approximately $70,000, shipping, freight and postage of approximately $111,000, travel of approximately $44,000, computer, internet and website of approximately $56,000. In addition, there was a decrease of stock compensation of approximately $1,400,000 offsetting the expenses.

Rental Income

Rental income was $25,704 for both the three months ended March 31, 2019 and 2018.

Interest expense

Interest expense was $124,694 for the three months ended March 31, 2019 versus $87,535 in the previous three months ended March 31, 2018. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax expense was $23,195 for the three months ended March 31, 2019, a decrease of $41,878 or 64.4%, compared to $65,073 for the three months ended March 31, 2018. The decrease was primarily due to the decrease in income from our foreign operations with no offset for income in the United States.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net loss before interest, taxes and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, further adjusted to eliminate the impact of certain non-recurring items and other items that we do not consider in our evaluation of our ongoing operating performance from period to period. These items will include stock-based compensation, restructuring and severance costs, transaction costs, acquisition costs, certain other non-recurring charges and gains that the Company does not believe reflects the underlying business performance.

For the three months ended March 31, 2019 and 2018, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(1,378,397)	$(1,577,305)

Interest expense, net	124,696	87,535
Income tax expense	23,195	65,073
Depreciation and amortization	301,383	39,631
EBITDA	(929,123)	(1,385,066)
Stock-based compensation	309,919	1,721,250
Other noncash stock-based charges	52,500	-
Restructuring and severance costs	36,385	-
Transaction and acquisition costs	223,538	-
Other non-recurring costs	104,174	-
Adjusted EBITDA	$(202,607)	$336,184

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

Liquidity and Capital Resources

For the three months ended March 31, 2019, our operations lost approximately $1,300,000, of which approximately $700,000 was non-cash and approximately $400,000 related to transaction costs and other non-recurring items.

At March 31, 2019, we had total current assets of approximately $6,200,000 and current liabilities of approximately $10,800,000 resulting in negative working capital of approximately $4,600,000, of which approximately $3,800,000 was related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on its promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of the Cloud B trade payables unlikely. At March 31, 2019, we had total assets of approximately $30,300,000 and total liabilities of approximately $15,400,000 resulting in stockholders’ equity of approximately $14,900,000.

The foregoing factors raised concerns about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

•	Raise further capital through the sale of additional equity;

•	Borrow money under debt securities;

•	The deferral of payments to related party debt holders for both principal of $967,576 and related interest expense;

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000; and

•	Possible sale of certain brands to other manufacturers.

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

Cash Flows

During the three months ended March 31, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $1,692,196 which included a net loss of $1,378,397 that included $1,111,327 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $362,419, depreciation and amortization of $301,383, amortization of debt issuance costs of $56,022 and amortization of right of use assets of 77,704. Net cash provided by operating activities for the three months ended March 31, 2018 was $239,844, which included cash used by net income of $1,577,305, which was offset by stock-based compensation of $1,721,250 and $18,729 of cash used in changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $72,955 and $16,403 for the three months ended March 31, 2019 and 2018, respectively. Cash used in investing activities was attributable the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 totaled $431,866 which related mostly to net cash received borrowings under new debt instruments offset by repayments. Cash provided by financing activities for the three months ended March 31, 2018 was $366,753 which related to borrowings under two notes payable.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under Exchange Act (already defined).

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, we determined that, there were control deficiencies existing that constituted a material weakness.

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2019.

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

As of March 31, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the COSO framework. Management has concluded that as of March 31, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

In April 2019, the Company has engaged an outside consultant to assist in monitoring and testing our internal controls. The Company expects improvements to be made on the integration of information issues in 2019 as we plan to move towards one accounting and a single ERP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

We are not required by current SEC rules to include, and do not include, an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

 PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

On May 4, 2018, we issued 13,500 shares of our common stock valued at $67,500 related to the borrowing of funds under a note payable.

On May 8, 2018, we issued 61,900 shares of our common stock valued at $306,000 to various employees.

On August 17, 2018, we issued 50,000 shares of our common stock valued at $250,000 to a consultant for services provided.

On August 23, 2018, we issued 20,000 shares of our common stock valued at $100,000 related to the borrowing of funds under a note payable.

On September 4, 2018, we issued 557,084 shares of our common stock valued at $3,384,285 related to the acquisition of Edison Nation Holdings, LLC.

On September 10, 2018, we issued 20,000 shares of our common stock valued at $100,000 to a consultant for services performed.

On September 20, 2018, we issued 5,000 shares of our common stock valued at $25,000 to a consultant for services performed.

On October 23, 2018, we issued 10,000 shares of our common stock valued at $50,000 to a consultant for services performed.

On November 6, 2018, we issued 2,000 shares of our common stock valued at $10,000 to a consultant for services performed.

On December 21, 2018, we issued 50,000 shares of our common stock valued at $251,000 to a consultant for services performed.

On December 27, 2018, we issued 489,293 shares of our common stock valued at $2,664,200 related to the acquisition of Cloud B, Inc.

On December 27, 2018, we issued 18,797 shares of our common stock valued at $100,000 to a consultant for services performed.

On December 27, 2018, we issued 41,736 shares of our common stock valued at $250,000 to 2 employees.

On December 28, 2018, we issued 3,000 shares of our common stock valued at $15,000 to a consultant for services performed.

On March 6, 2019, we issued 15,000 shares of our common stock valued at $74,100 related to the borrowing of funds under a note payable.

On March 13, 2019, we issued 10,500 shares of our common stock valued at $52,500 to two consultants for services performed.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.1	Form of Securities Purchase Agreement dated March 6, 2019	8-K	10.1	March 13, 2019
10.2	Form of 2% Senior Convertible Promissory Noted dated March 6, 2019	8-K	10.2	March 13, 2019
10.3	Pledge Agreement dated March 12, 2019	8-K	10.3	March 13, 2019
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2019

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

