Form 10-Q
period 2019-06-30
EDISON NATION, INC.
filed 2019-08-14
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, there were 5,832,830 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2019 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

This Quarterly Report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

3

PART I

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,425,059	$2,052,731
Accounts receivable, net	3,092,506	1,877,351
Inventory	1,260,251	923,707
Prepaid expenses and other current assets	890,463	611,695
Income tax receivable	31,563	-
Total current assets	6,699,842	5,465,484
Property and equipment, net	1,011,183	998,863
Right of use assets – operating leases, net	802,223	-
Intangible assets, net	12,148,611	12,687,731
Goodwill	9,736,510	9,736,510
Total assets	$30,398,369	$28,888,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,710,411	$5,519,159
Accrued expenses and other current liabilities	1,787,949	1,135,551
Deferred revenues	175,956	175,956
Current portion of operating lease liabilities	199,690	-
Income tax payable	-	129,511
Line of credit, net of debt issuance costs of $23,359 and $31,145, respectively	748,048	531,804
Current portion of convertible notes payable, net of debt issuance costs of $192,607 and $0, respectively	918,504	-
Current portion of notes payable, net of debt issuance costs of $74,667 and $0, respectively	789,214	313,572
Current portion of notes payable – related parties	1,016,917	932,701
Due to related party	75,082	140,682
Total current liabilities	12,421,771	8,878,936
Contingent consideration	520,000	520,000
Operating lease liabilities, net of current portion	613,809	-
Convertible notes payable – related parties, net of debt discount of $416,667 and $466,667 related to the conversion feature, respectively	1,011,494	961,494
Notes payable, net of current portion	49,669	56,688
Notes payable – related parties, net of current portion	2,406,277	2,531,490
Deferred tax liability	341	341
Total liabilities	17,023,361	12,948,949
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 5,737,830 and 5,654,830 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5,738	5,655
Additional paid-in-capital	21,136,912	20,548,164
Accumulated deficit	(8,736,463)	(5,565,756)
Total stockholders’ equity attributable to Edison Nation, Inc.	12,406,187	14,988,063
Noncontrolling interests	968,821	951,576
Total stockholders’ equity	13,375,008	15,939,639
Total liabilities and stockholders’ equity	$30,398,369	$28,888,588

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net	$5,968,255	$4,387,197	$11,706,789	$7,818,527
Cost of revenues	3,924,252	3,124,221	7,869,810	5,453,215
Gross profit	2,044,003	1,262,976	3,836,979	2,365,312

Operating expenses:
Selling, general and administrative	3,392,596	1,658,438	6,441,784	4,211,175
Operating loss	(1,348,593)	(395,462)	(2,604,805)	(1,845,863)

Other (expense) income:
Rental income	25,703	25,703	51,407	51,407
Interest expense	(401,170)	(277,602)	(525,864)	(365,137)
Total other (expense) income	(375,467)	(251,899)	(474,457)	(313,730)
Loss before income taxes	(1,724,060)	(647,361)	(3,079,262)	(2,159,593)
Income tax expense	51,005	79,300	74,200	144,373
Net loss	$(1,775,065)	$(726,661)	$(3,153,462)	$(2,303,966)
Net (loss) income attributable to noncontrolling interests	(39,648)	-	17,245	-
Net loss attributable to Edison Nation, Inc.	$(1,735,417)	$(726,661)	$(3,170,707)	$(2,303,966)
Net loss per share
- basic and diluted	$(0.30)	$(0.18)	$(0.55)	$(0.66)
Weighted average number of common shares outstanding – basic and diluted	5,702,693	3,932,084	5,682,150	3,468,617

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, April 1, 2019	5,680,330	$5,680	$20,859,158	$(7,001,046)	$1,008,469	$14,872,261
Issuance of common stock to note holders	35,000	35	99,165	-	-	99,200
Issuance of common stock to vendors for services	22,500	23	88,602	-	-	88,625
Stock-based compensation	-	-	89,987	-	-	89,987
Net loss	-	-	-	(1,735,417)	(39,648)	(1,775,065)
Balance, June 30, 2019	5,737,830	$5,738	$21,136,912	$(8,736,463)	$968,821	$13,375,008

Balance, April 1, 2018	3,000,000	$3,000	$1,721,250	$(1,812,935)	$-	$(88,685)
Sale of common stock – investors in the IPO	1,294,230	1,294	6,469,856	-	-	6,471,150
Shares to be issued to investors in the IPO	-	-	91,450	-	-	91,450
Offering costs	-	-	(1,204,030)			(1,204,030)
Issuance of common stock to employees	61,200	61	305,939	-	-	306,000
Issuance of common stock to note holders	13,500	14	67,486			67,500
Shares to be issued to note holders	-	-	100,000	-	-	100,000
Net loss	-	-	-	(726,661)	-	(726,661)
Balance, June 30, 2018	4,368,930	$4,369	$7,551,951	$(2,539,596)	-	$5,016,724

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, December 31, 2018	5,654,830	$5,655	$20,548,164	$(5,565,756)	$951,576	$15,939,639
Issuance of common stock to note holders	50,000	50	173,250	-	-	173,300
Issuance of common stock to vendors for services	33,000	33	141,092	-	-	141,125
Stock-based compensation	-	-	274,406	-	-	274,406
Net loss	-	-	-	(3,170,707)	17,245	(3,153,462)
Balance, June 30, 2019	5,737,830	$5,738	$21,136,912	$(8,736,463)	$968,821	$13,375,008

Balance, December 31, 2017	3,000,000	$3,000	$-	$(235,630)	$-	$(232,630)
Sale of common stock – investors in the IPO	1,294,230	1,294	6,469,856	-	-	6,471,150
Shares to be issued to investors in the IPO	-	-	91,450	-	-	91,450
Offering costs	-	-	(1,204,030)			(1,204,030)
Issuance of common stock to employees	61,200	61	305,939	-	-	306,000
Issuance of common stock to note holders	13,500	14	67,486			67,500
Shares to be issued to note holders	-	-	100,000	-	-	100,000
Stock-based compensation	-	-	1,721,250			1,721,250
Net loss	-	-	-	(2,303,966)	-	(2,303,966)
Balance, June 30, 2018	4,368,930	$4,369	$7,551,951	$(2,539,596)	-	$5,016,724

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
Cash Flow from Operating Activities
Net loss attributable to Edison Nation, Inc.	$(3,170,707)	$(2,303,966)
Net income attributable to noncontrolling interests	17,245	-
Net loss	(3,153,462)	(2,303,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633,570	79,262
Amortization of financing costs	391,223	266,944
Stock-based compensation	708,490	2,027,250
Amortization of right of use asset	155,408	-
Changes in assets and liabilities:
Accounts receivable	(1,215,155)	(224,266)
Inventory	(336,544)	12,431
Prepaid expenses and other current assets	(561,331)	(1,118,270)
Accounts payable	1,191,252	148,709
Accrued expenses and other current liabilities	480,928	248,473
Repayment of operating lease liabilities	(144,132)	-
Due from related party	(65,600)	(416,062)
Net cash used in operating activities	(1,915,353)	(1,279,495)

Cash Flows from Investing Activities
Purchases of property and equipment	(106,770)	(27,462)
Purchase of loan held for investment	-	(500,000)
Net cash used in investing activities	(106,770)	(527,462)

Cash Flows from Financing Activities
Borrowings under lines of credit	240,000	-
Borrowings under convertible notes payable	1,111,111	-
Borrowings under notes payable	1,110,000	645,000
Repayments under lines of credit	(31,542)	-
Repayments under notes payable	(566,710)	(645,000)
Repayments under notes payable – related parties	(40,997)	(78,593)
Net proceeds from sale of common stock	-	5,358,570
Fees paid for financing costs	(427,411)	(99,444)
Net cash provided by financing activities	1,394,451	5,180,533
Net (decrease) increase in cash and cash equivalents	(627,672)	3,373,576
Cash and cash equivalents - beginning of period	2,052,731	557,268
Cash and cash equivalents - end of period	$1,425,059	3,930,844

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$74,908	$34,757
Income taxes	$-	$-
Noncash investing and financing activity:
Shares issued to note holders	$173,300	$67,500

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

As of June 30, 2019, Edison Nation, Inc. had five wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC and Edison Nation Holdings, LLC (“EN”). Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

Liquidity

For the three and six months ended June 30, 2019, our operations lost $1,348,593 and $2,604,805, respectively. At June 30, 2019, we had total current assets of approximately $6,700,000 and current liabilities of approximately $12,400,000 resulting in negative working capital of approximately $5,700,000. At June 30, 2019, we had total assets of approximately $30,400,000 and total liabilities of approximately $17,000,000 resulting in stockholders’ equity of approximately $13,400,000.

The foregoing factors raised initial concerns about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss included $678,258 and $1,342,060 related to depreciation, amortization and stock-based compensation. In addition, approximately $654,000 and $1,000,000, respectively, was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced. The negative working capital includes approximately $3,800,000 related to unsecured trade payables in our Cloud B acquisition. In addition, our outstanding balances under notes payable includes $0.9 million related to Cloud B, Inc. CBAV1, LLC, a wholly-owned subsidiary of Edison Nation, Inc., owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CBAV1, LLC, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future. In addition, S.R.M Entertainment Limited, a wholly-owned subsidiary of Edison Nation, Inc., was an unsecured creditor in the amount of approximately $1,700,000 which is not included in the $3,800,000 but at this time remains unpaid. The total liabilities of approximately $6,400,000, of which $1,700,000 has been eliminated in consolidation, are not expected to be satisfied due to the foreclosure.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans:

•	Cloud B, Inc. liabilities are unlikely to be paid due to CBAV1 LLC holding the senior secured position and its rights under the foreclosure to the remaining assets of the entity to satisfy the outstanding obligation.

•	Raise further capital through the sale of additional equity;

•	Borrow money under debt securities;

•	The deferral of payments to related party debt holders for both principal of approximately $1,000,000 and related interest expense;

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000, of which approximately $172,000 impacted the three months ended June 30, 2019; and

•	Possible sale of certain brands to other manufacturers.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Cash and Cash Equivalents

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $794,000 uninsured cash at June 30, 2019 of which approximately $747,000 was held in foreign bank accounts not covered by FDIC insurance limits as of June 30, 2019.

Accounts Receivable

As of June 30, 2019, the following customers represented more than 10% of total accounts receivable:

June 30,
2019
Customer A	18%
Customer B	17%

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$5,845,651	$4,387,197	$11,483,001	$7,818,527
Service	22,714	-	48,311	-
Licensing	99,890	-	175,477	-
Total revenues, net	$5,968,255	$4,387,197	$11,706,789	$7,818,527

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three and six months ended June 30, 2019 and 2018, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Customer:
Customer A	27%	23%	25%	25%
Customer B	*	*	*	11%

For the three and six months ended June 30, 2019 and 2018, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Region:
North America	73%	82%	75%	80%
Asia-Pacific	*	15%	*	17%
Europe	18%	*	18%	*

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

As of June 30, 2019, the book value and estimated fair value of the Company’s level 3 instruments was as follows:

	June 30, 2019
	Book Value	Estimated Fair Value
Contingent consideration	$(520,000)	$(520,000)

The following changes in level 3 instruments for the three months ended June 30, 2019 are presented below:

Contingent Consideration – Earnout
Balance, December 31, 2018	$(520,000)
Change in fair value	-
Balance, June 30, 2019	$(520,000)

The following changes in level 3 instruments for the six months ended June 30, 2019 are presented below:

Contingent Consideration – Earnout
Balance, December 31, 2018	$(520,000)
Change in fair value	-
Balance, June 30, 2019	$(520,000)

There were no changes to the underlying assumptions used in determining the fair value of the contingent consideration liability for the three and six months ended June 30, 2019. There was no contingent consideration as of June 30, 2018.

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and six months ended June 30, 2019 and 2018 and the cumulative translation gains and losses as of June 30, 2019 and December 31, 2018 were not material.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2018, there were no common stock equivalents outstanding. As of June 30, 2019, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

June 30,
2019
Selling Agent Warrants	65,626
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000
Options	290,000
Convertible shares under notes payable	285,632
Shares to be issued to note holders	20,000

Total	1,651,258

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon such evaluation, except for items described in Note 8 and Note 10, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

NL Penn Capital, LP is owned by Christopher B. Ferguson, our Chairman and Chief Executive Officer.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition — (Continued)

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues, net	$4,813,048	$10,193,542
Cost of revenues	3,335,255	6,562,426
Gross profit	1,477,793	3,631,116

Operating expenses:
Selling, general and administrative	2,687,326	6,417,283
Operating loss	(1,209,533)	(2,786,167)

Other (expense) income:
Other (expense) income	(317,959)	(419,072)
Loss before income taxes	(1,527,492)	(3,205,239)
Income tax expense	79,300	144,373
Net loss	$(1,606,792)	$(3,349,612)
Net loss attributable to noncontrolling interests	(251,277)	(280,890)
Net loss attributable to Edison Nation, Inc.	(1,355,515)	(3,068,722)
Net loss per share - basic and diluted	$(0.27)	$(0.68)
Weighted average number of common shares outstanding – basic and diluted	4,973,081	4,512,289

Note 4 — Inventory

As of June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$51,375	$48,576
Finished goods	1,208,876	875,131
Total inventory	$1,260,251	$923,707

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Intangible assets, net

As of June 30, 2019, intangible assets consisted of the following:

			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$197,222	$4,072,778
Developed technology	7 years	6.7 years	$3,800,000	426,190	3,373,810
Membership network	7 years	6.7 years	$1,740,000	207,144	1,532,856
Non-compete agreements	2 years	1.7 years	$50,000	20,833	29,167
Total finite lived intangible assets			$9,860,000	$851,389	$9,008,611

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$851,389	$12,148,611

As of December 31, 2018, intangible assets consisted of the following:

			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$61,555	$4,208,445
Developed technology	7 years	6.7 years	$3,800,000	159,524	3,640,476
Membership network	7 years	6.7 years	$1,740,000	82,857	1,657,143
Non-compete agreements	2 years	1.7 years	$50,000	8,333	41,667
Total finite lived intangible assets			$9,860,000	$312,269	$9,547,731

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$312,269	$12,687,731

The estimated future amortization of intangibles subject to amortization at June 30, 2019 was as follows:

For the Years Ended December 31,	Amount
2019 (excluding the six months ended June 30, 2019)	$561,975
2020	1,092,762
2021	1,076,095
2022	1,076,095
2023	1,076,095
Thereafter	4,125,589
$9,008,611

Amortization expense for the three months ended June 30, 2019 and 2018 was $275,274 and $0, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $539,120 and $0, respectively.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt

As of June 30, 2019 and December 31, 2018, debt consisted of the following:

	June 30,	December 31,
	2019	2018
Line of credit:
Asset backed line of credit	$771,407	$561,804
Debt issuance costs	(23,359)	(30,000)
Total line of credit	748,048	531,804

Senior convertible notes payable:
Senior convertible notes payable	2,539,272	1,428,161
Debt issuance costs	(609,274)	(466,667)
Total long-term senior convertible notes payable	1,929,998	961,494
Less: current portion of long-term notes payable	918,504	-
Noncurrent portion of long-term convertible notes payable	1,011,494	961,494

Notes payable:
Notes payable	913,550	370,250
Debt issuance costs	(74,667)	-
Total long-term debt	838,883	370,250
Less: current portion of long-term debt	(789,214)	(313,572)
Noncurrent portion of long-term debt	49,669	56,688

Notes payable – related parties:
Notes payable	3,423,194	3,464,191
Less: current portion of long-term debt – related parties	(1,016,917)	(932,701)
Noncurrent portion of long-term debt – related parties	$2,406,277	$2,531,490

Convertible Notes Payable

On March 6, 2019, Edison Nation entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased a 2% unsecured, senior convertible promissory note (the “Note”) from the Company. The Note was in the amount of $560,000 with an original issue discount of $60,000. The Company issued 15,000 shares of its common stock valued at $74,100 based on the share price on the date of issuance to the Investor as additional consideration for the purchase of the Note. The Under the terms of the SPA, the Investor will have “piggyback” registration rights in the event the Company files a Form S-1 or Form S-3 within six months from March 6, 2019, as well as a pro rata right of first refusal in respect of participation in any debt or equity financings undertaken by the Company during the 18 months following March 6, 2019. The Company is also subject to certain customary negative covenants under the SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the SPA and the Note. The maturity date of the Note is six months from March 6, 2019. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock only in the event that an event of default occurs. The note was paid in full in May 2019.

On May 13, 2019, the Company entered into a series of 2% senior secured, senior convertible promissory notes of $1,111,111 with an original issue discount of $111,111. The Company issued 20,000 shares of its common stock to the note holders as additional consideration for the purchase of the notes in July 2019. The Company accrued $78,800 as a debt discount as of June 30, 2019 related to the value of the shares to be issued. The notes are convertible upon default and mature on November 13, 2019. Under the terms of the notes, the note holders will have “piggyback” registration rights.

Receivables Financing

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowings up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

Notes Payable

On May 16, 2019, the Company entered into a non-interest bearing promissory note of $300,000, with an original issue discount of $50,000. The Company issued 20,000 shares of its common stock to the note holder as additional consideration for the purchase of the note. The Company recorded $62,000 as a debt discount as of June 30, 2019 related to the value of the shares issued. The note matures on November 16, 2019.

On June 11, 2019, the Company entered into 1.5% promissory note of $250,000. The interest and principal is due upon 30 days’ notice from the Lender, which cannot be issued before August 11, 2019.

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
$5,327,749

For the three and six months ended June 30, 2019, interest expense was $401,170 and $525,864, of which $79,374 and $159,636 was related party interest expense, respectively. For the three and six months ended June 30, 2018, interest expense was $277,602 and $365,137, of which $43,562 and $102,942 was related party interest expense, respectively.

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

As of June 30, 2019 and December 31, 2018, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP , the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn Capital, LP. As of June 30, 2019 and December 31, 2018, the net amount due to related parties was $75,082 and $140,682, respectively. Such amounts are due currently.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a member of the Company’s board of directors, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $3,500 and $75,500 related to the services performed by Enventys for the three and months ended June 30, 2019, respectively. During 2019, the Company and Enventys agreed to the cancellation of the agreement.

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

As of June 30, 2019, the Company has operating lease liabilities of $813,499 and right of use assets for operating leases of $802,223. During the three and six months ended June 30, 2019, operating cash outflows relating to operating lease liabilities was $73,473 and $144,132, respectively, and the expense for right of use assets for operating leases was $77,704 and $155,408, respectively. As of June 30, 2019, the Company’s operating leases had a weighted-average remaining term of 3.7 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that either qualify for the short-term lease recognition exception.

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong. On August 8, 2018, SRM extended its lease for office space in Kowloon, Hong Kong so that the lease will now expire on August 7, 2020. Monthly lease payments are approximately $6,400 for a total of approximately $154,000 for the total term of the lease.

Total rent expense for the three and six months ended June 30, 2019 was $138,070 and $282,503, respectively. Total rent expense for the three and six months ended June 30, 2018 was $82,510 and $146,536, respectively. Rent expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Condensed Consolidated Balance Sheets as of June 30, 2019:

June 30, 2019
2019 (excluding the six months ended June 30, 2019)	148,458
2020	286,417
2021	237,377
2022	78,648
2023	78,648
2024 and thereafter	52,430
Total future lease payments	881,978
Less: imputed interest	(68,479)
Present value of future operating lease payments	813,499
Less: current portion of operating lease liabilities	(199,690)
Operating lease liabilities, net of current portion	613,809
Right of use assets – operating leases, net	802,223

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Rental income related to the leased space for both the three months ended June 30, 2019 and 2018 was $25,704, respectively. Rental income related to the leased space for both the six months ended June 30, 2019 and 2018 was $51,407, respectively. Rental income is included in other income on the consolidated statements of operations.

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

On July 15, 2019, the Company received correspondence from the staff of the Arkansas Securities Commissioner in connection with the state’s notice filing requirements for offerings exempt under Tier 2 of Regulation A, Section 18(b)(3) of the Security Act, such as the Company’s Form 1-A. Pursuant to Arkansas’ securities laws, a filer must submit a notice filing with a requisite fee prior to any offers and sales of securities made within the state. The staff of the Arkansas Securities Commissioner’s correspondence alleged a violation of these Arkansas laws in connection with the Company’s initial public offering on Form 1-A. The Company has responded to the correspondence, and is presently in discussions with the Arkansas Securities Department to enter into a consent order whereby the Company will neither admit nor deny the allegations levied by the staff of the Arkansas Securities Commissioner.

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

The following table represents total stock compensation expense by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employees, for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stock option awards	$100,687	$-	$144,605	$-
Non-employee awards	196,200	-	463,300	1,721,250
Restricted stock unit awards	-	306,000	-	306,000
Phantom stock awards	49,184	-	100,585	-
	$346,071	$306,000	$708,490	$2,027,250

The stock-based compensation is included in selling, general and administrative expense for the three and six months ended June 30, 2019 and 2018, respectively.

Stock option awards

The following table summarizes stock option award activity for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2019	290,000	$5.55	4.2	-
Granted	-	-	-	-
Forfeited	-	-
Balance, June 30, 2019	290,000	$5.55	3.7	-
Exercisable, June 30, 2019	236,667	$5.23	3.7	-

As of June 30, 2019, there was 53,333 unvested options to purchase shares of the Company’s common stock or $77,674 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 0.9 years.

Non-employee awards

From time to time, the Company grants shares of common stock to non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

On July 16, 2019, the Company granted 20,000 shares to note holders related to the borrowing of $1,111,111 under notes payable.

On July 16, 2019, the Company granted 75,000 shares to vendors related to the performance of strategic consulting services.

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

Online Marketplace and Crowdfunding

Edison Nation has established a commercialization path to include the development and management of crowdfunding campaigns. This is evolving to be a engine for future growth. The benefits of crowdfunding include increased product testing efficiency, decreased financial risk, and the ability to get closer to the end consumer, simultaneously.

The ability for consumers to re-order product not only gauges marketplace demand, but it can also be leveraged as a quantitative “proof point” for potential sales to licensees. Most importantly, the money pledged for orders can be used to finance manufacturing and ecommerce launch marketing costs as negative working capital.

Manufacturing, Materials and Logistics

Once a product’s path to market is successfully identified, Edison Nation produces and commercializes the product either through (1) licensing partnerships, or (2) through a direct-to-market path via ecommerce or traditional retail distribution.

To provide greater flexibility in the manufacturing and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Edison Nation has concentrated production of most of the Company’s products in third-party manufacturers located in China and Hong Kong. The Company maintains a fully staffed Hong Kong office for sourcing, overseeing manufacturing and quality assurance.

Edison Nation’s contracted manufacturing base continues to expand, from two major facilities to 4 to-date. These include two manufacturers required to produce Cloud B children’s sleep products. Based on anticipated manufacturing requirements, this footprint may expand significantly by the end of 2019. The Company also continues to explore more efficient and expert manufacturing partners to gain greater economies of scale, potential consolidation, and cost savings on an on-going basis.

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

Sales, Marketing and Advertising

Our Omni-channel sales effort is divided into three groups: (1) business-to-business revenue opportunities including traditional brick and mortar retailers, (2) online market places and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Edison Nation. The team seeks to a find a mutually beneficial transaction to accomplish that goal.

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

Edison Nation Holdings, LLC Transaction

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of EN for a total purchase price of $11,776,696 comprising of (i) $950,000 cash (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes, (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN and (iv) the issuance of 557,084 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by Edison Nation with a total principal balance of $4,127,602.

Cloud B, Inc. Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level. The Earn Out Agreement expires on December 31, 2021. CBAV1, LLC, a wholly-owned subsidiary of Edison Nation, Inc., owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CBAV1, LLC, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future.

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

Acquisition of Pirsata, LLC

On December 31, 2018, the Company completed the acquisition of all of the voting membership interest of Pirasta, LLC from NL Penn Capital, LP in exchange for the satisfaction of $470,000 due from related party.  NL Penn Capital, LP is owned by Christopher B. Ferguson, our Chairman and Chief Executive Officer. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiary at historical carrying values, except that equity reflects a distribution for the excess of consideration paid over the net carrying amount of assets.

Acquisition of Best Party Concepts, LLC

On December 31, 2018, the Company completed the acquisition of 50% of the voting membership interest of Best Party Concepts, LLC from NL Penn Capital, LP in exchange for the satisfaction of $500,000 due from related party. NL Penn Capital, LP is owned by Christopher B. Ferguson, our Chairman and Chief Executive Officer. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiary at historical carrying values, except that equity reflects a distribution for the excess of consideration paid over the net carrying amount of assets.

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

Results of Operations

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period over Period Change
	2019	2018	$	%
Revenues, net	$5,968,255	$4,387,197	$1,581,058	36.0%
Cost of revenues	3,924,252	3,124,221	800,031	25.6%
Gross profit	2,044,003	1,262,976	781,027	61.8%

Operating expenses:
Selling, general and administrative	3,392,596	1,658,438	1,734,158	104.6%
Operating loss	(1,348,593)	(395,462)	(953,131)	241.0%

Other (expense) income:
Rental income	25,703	25,703	-	0.0%
Interest expense	(401,170)	(277,602)	(123,568)	44.5%
Total expense	(375,467)	(251,899)	(123,568)	49.1%
Loss before income taxes	(1,724,060)	(647,361)	(1,076,699)	166.3%
Income tax expense	51,005	79,300	(28,295)	(35.7)%
Net loss	(1,775,065)	(726,661)	(1,048,404)	144.3%
Net loss attributable to noncontrolling interests	(39,648)	-	(39,648)	-
Net loss attributable to Edison Nation, Inc.	$(1,735,417)	$(726,661)	$(1,008,756)	138.8%

Revenue

For the three months ended June 30, 2019, revenues increased by $1,581,058 or 36.0%, as compared to the three months ended June 30, 2018. The increase was primarily attributable to new business in connection with our acquisitions in 2018. The increase includes licensing related revenues related to our acquisition of Edison Nation Holdings, LLC and product revenues related to our acquisition of Cloud B, Inc.

Cost of Revenues

For the three months ended June 30, 2019, cost of revenues increased by $800,031 or 25.6%, as compared to the three months ended June 30, 2018. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the three months ended June 30, 2019, gross profit increased by $781,027, or 61.8%, as compared to the three months ended June 30, 2018. The increase was primarily a result of the increase in revenues. For the three months ended June 30, 2019, gross margin increased to 34.2%, as compared to 28.8% for the three months ended June 30, 2018. The increase in gross margin was due to product mix of goods sold to customers related to our Cloud B and Edison Nation Holdings, LLC acquisitions.

Operating Expenses

Selling, general and administrative expenses were $3,392,596 and $1,658,438 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $1,734,158, or 104.6%. The increase was primarily the result of additional operating expense related to Edison Nation Holdings, LLC and Cloud B, Inc. The larger costs include increases in wages and benefits of approximately $375,000, depreciation and amortization of approximately $293,000, professional and consulting fees of approximately $556,000 relating primarily to the integration of acquisitions and stock compensation of approximately $40,000 offsetting the expenses. The wage increase relates primarily to a growth initiative whereby new staff will design, build and launch new products for the Company.

Rental Income

Rental income was $25,703 for both the three months ended June 30, 2019 and 2018.

Interest expense

Interest expense was $401,170 for the three months ended June 30, 2019 versus $277,602 in the previous three months ended June 30, 2018. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax expense was $51,005 for the three months ended June 30, 2019, a decrease of $28,295 or 35.7%, compared to $79,300 for the three months ended June 30, 2018. The decrease was primarily due to the decrease in income from our foreign operations with no offset for income in the United States.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Period over Period Change
	2019	2018	$	%
Revenues, net	$11,706,789	$7,818,527	$3,888,262	49.7%
Cost of revenues	7,869,810	5,453,215	2,416,595	44.3%
Gross profit	3,836,979	2,365,312	1,471,667	62.2%

Operating expenses:
Selling, general and administrative	6,441,784	4,211,175	2,230,609	53.0%
Operating loss	(2,604,805)	(1,845,863)	(758,942)	41.1%

Other (expense) income:
Rental income	51,407	51,407	-	0.0%
Interest expense	(525,864)	(365,137)	(160,727)	44.0%
Total other expense	(474,457)	(313,730)	(160,727)	51.2%
Loss before income taxes	(3,079,262)	(2,159,593)	(919,669)	42.6%
Income tax expense	74,200	144,373	(70,173)	(-48.6)%
Net loss	(3,153,462)	(2,303,966)	(849,496)	36.9%
Net income attributable to noncontrolling interests	17,245	-	17,245
Net loss attributable to Edison Nation, Inc.	$(3,170,707)	$(2,303,966)	$(866,741)	37.6%

Revenue

For the six months ended June 30, 2019, revenues increased by $3,888,262 or 49.7%, as compared to the six months ended June 30, 2018. The increase was primarily attributable to new business in connection with our acquisitions in 2018. The increase includes licensing related revenues related to our acquisition of Edison Nation Holdings, LLC and product revenues related to our acquisition of Cloud B, Inc.

Cost of Revenues

For the six months ended June 30, 2019, cost of revenues increased by $2,416,595 or 44.3%, as compared to the six months ended June 30, 2018. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the six months ended June 30, 2019, gross profit increased by $1,471,667, or 62.2%, as compared to the six months ended June 30, 2018. The increase was primarily a result of the increase in revenues. For the six months ended June 30, 2019, gross margin increased to 32.8%, as compared to 30.3% for the six months ended June 30, 2018. The increase in gross margin was due mostly to favorable product mix of goods sold to customers related to our Cloud B acquisition.

Operating Expenses

Selling, general and administrative expenses were $6,441,784 and $4,211,175 for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $2,230,609, or 53.0%. The increase was primarily the result of operating expense incurred related to Edison Nation Holdings, LLC and Cloud B, Inc. The larger costs include increases in wages and benefits of approximately $998,000, depreciation and amortization of approximately $559,000, rent of approximately $147,000, professional and consulting fees of approximately $1,069,000 relating primarily to the integration of acquisitions, freight and postage of approximately $139,000, travel of approximately $120,000, computer, internet and website of approximately $84,000. In addition, there was a decrease of stock compensation of approximately $1,300,000 offsetting the expenses. The wage increase relates primarily to a growth initiative whereby new staff will design, build and launch new products for the Company.

Rental Income

Rental income was $51,407 for both the six months ended June 30, 2019 and 2018.

Interest expense

Interest expense was $525,864, an increase of 44.0%, for the six months ended June 30, 2019 versus $365,137 in the previous six months ended June 30, 2018. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax expense was $74,200 for the six months ended June 30, 2019, a decrease of $70,173 or 48.6%, compared to $144,373 for the six months ended June 30, 2018. The decrease was primarily due to the decrease in income from our foreign operations related to management fees as well as net operating losses for our domestic operations.

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

For the three and six months ended June 30, 2019 and 2018, EBITDA and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(1,775,065)	$(726,661)	$(3,153,462)	$(2,303,966)

Interest expense, net	401,170	277,602	525,864	365,137
Income tax expense	51,005	79,300	74,200	144,373
Depreciation and amortization	332,187	39,631	633,570	79,262
EBITDA	(990,703)	(330,128)	(1,919,828)	(1,715,194)
Stock-based compensation	346,071	306,000	708,490	2,027,250
Restructuring and severance costs	134,597	18,000	170,982	18,000
Transaction and acquisition costs	-	150,702	223,538	150,702
Other non-recurring costs	519,191	63,386	623,365	63,386
Adjusted EBITDA	$9,156	$207,960	$(193,453)	$544,144

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

Liquidity and Capital Resources

For the three and six months ended June 30, 2019, our operations lost $1,348,593 and $2,604,805, respectively. At June 30, 2019, we had total current assets of approximately $6,700,000 and current liabilities of approximately $12,400,000 resulting in negative working capital of approximately $5,700,000. At June 30, 2019, we had total assets of approximately $30,400,000 and total liabilities of approximately $17,000,000 resulting in stockholders’ equity of approximately $13,400,000.

The foregoing factors raised initial concerns about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss included $678,258 and $1,342,060 related to depreciation, amortization and stock-based compensation. In addition, approximately $654,000 and $1,000,000, respectively, was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced. The negative working capital includes approximately $3,800,000 related to unsecured trade payables in our Cloud B acquisition. In addition, our outstanding balances under notes payable includes $0.9 million related to Cloud B, Inc. CBAV1, LLC, a wholly-owned subsidiary of Edison Nation, Inc., owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CBAV1, LLC, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future. In addition, S.R.M Entertainment Limited, a wholly-owned subsidiary of Edison Nation, Inc., was an unsecured creditor in the amount of approximately $1,700,000 which is not included in the $3,800,000 but at this time remains unpaid. The total liabilities of approximately $6,400,000, of which $1,700,000 has been eliminated in consolidation, are not expected to be satisfied due to the foreclosure.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

•	Cloud B, Inc. liabilities are unlikely to be paid due to CBAV1 LLC holding the senior secured position and its rights under the foreclosure to the remaining assets of the entity to satisfy the outstanding obligation.

•	Raise further capital through the sale of additional equity;

•	Borrow money under debt securities;

•	The deferral of payments to related party debt holders for both principal of approximately $1,000,000 and related interest expense;

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000, of which approximately $172,000 impacted the three months ended June 30, 2019; and

•	Possible sale of certain brands to other manufacturers.

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

Cash Flows

During the six months ended June 30, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $1,915,353, which included a net loss of $3,153,462. That net loss included $650,582 of cash used by changes in operating assets and liabilities, which were offset by stock-based compensation of $708,490, depreciation and amortization of $633,570, amortization of debt issuance costs of $391,223 and amortization of right of use assets of $155,408. Net cash used in operating activities for the six months ended June 30, 2018 was $1,279,495, which included a net loss of $2,303,966. That net loss included $1,348,985 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $2,027,250 and amortization of debt issuance costs of $266,944.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $106,770 which related to the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2018 was $527,462 which related to the purchase of a loan held for investment of $500,000 and the purchase of property and equipment of $27,462.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $1,394,451 which related mostly to net cash received borrowings under new debt instruments offset by repayments. Cash provided by financing activities for the six months ended June 30, 2018 was $5,180,533 which related to borrowings under two notes payable.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, we determined that, there were control deficiencies existing that constituted a material weakness.

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2019.

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

As of June 30, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the COSO framework. Management has concluded that as of June 30, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

In April 2019, the Company engaged an outside consultant to assist in monitoring and testing our internal controls. The Company expects improvements to be made on the integration of information issues in 2019 as we plan to move towards one accounting and a single ERP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

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

On July 15, 2019, the Company received correspondence from the staff of the Arkansas Securities Commissioner in connection with the state’s notice filing requirements for offerings exempt under Tier 2 of Regulation A, Section 18(b)(3) of the Security Act, such as the Company’s Form 1-A. Pursuant to Arkansas’ securities laws, a filer must submit a notice filing with a requisite fee prior to any offers and sales of securities made within the state. The staff of the Arkansas Securities Commissioner’s correspondence alleged a violation of these Arkansas laws in connection with the Company’s initial public offering on Form 1-A. The Company has responded to the correspondence, and is presently in discussions with the Arkansas Securities Department to enter into a consent order whereby the Company will neither admit nor deny the allegations levied by the staff of the Arkansas Securities Commissioner.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

In connection with the foregoing, the common shares issued were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(a)(2) of that Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these securities contain a legend stating the same.

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

On May 6, 2019, we issued 12,500 shares of our common stock valued at $47,625 to a innovator for the licensing of their product.

On May 24, 2019, we issued 20,000 shares of our common stock valued at $62,000 to a note holder related to the borrowing of funds.

On May 24, 2019, we issued 10,000 shares of our common stock valued at $30,000 to a consultant for strategic consulting services.

On June 18, 2019, we issued 15,000 shares of our common stock valued at $37,200 to a note holder to satisfy a portion of the payoff of one of our notes.

On July 16, 2019, we issued 20,000 shares of our common stock valued at $70,920 to note holders related to the borrowing of funds.

On July 16, 2019, we issued 25,000 shares of our common stock valued at $98,500 to a consultant for strategic consulting services.

On July 16, 2019, we issued 50,000 shares of our common stock valued at $197,000 to a consultant for investor relations services.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.1	Form of Securities Purchase Agreement dated March 6, 2019	8-K	10.1	March 13, 2019
10.2	Form of 2% Senior Convertible Promissory Noted dated March 6, 2019	8-K	10.2	March 13, 2019
10.3	Pledge Agreement dated March 12, 2019	8-K	10.3	March 13, 2019
10.4	Form of Securities Purchase Agreement dated May 13, 2019	8-K	10.1	May 17, 2019
10.5	Form of Senior Convertible Promissory Note dated May 13, 2019	8-K	10.2	May 17, 2019
10.6	Settlement and Release Agreement dated June 17, 2019 between the Company and FirstFire Global Opportunities Fund, LLC	8-K	10.1	June 19, 2019
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2019

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

