Form 10-Q
period 2019-09-30
EDISON NATION, INC.
filed 2019-11-15
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, there were 6,048,835 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2019 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

PART I

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,214,303	$2,052,731
Accounts receivable, net	1,889,706	1,877,351
Inventory	1,106,077	923,707
Prepaid expenses and other current assets	996,968	611,695
Income tax receivable	31,563	-
Total current assets	5,238,617	5,465,484
Property and equipment, net	974,850	998,863
Right of use assets – operating leases, net	810,017	-
Intangible assets, net	11,873,337	12,687,731
Goodwill	9,736,510	9,736,510
Total assets	$28,633,331	$28,888,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,932,584	$5,519,159
Accrued expenses and other current liabilities	1,849,003	1,135,551
Deferred revenues	175,956	175,956
Current portion of operating lease liabilities	292,800	-
Income tax payable	-	129,511
Line of credit, net of debt issuance costs of $19,466 and $31,145, respectively	452,087	531,804
Current portion of notes payable, net of debt issuance costs of $153,793 and $0, respectively	1,270,243	313,572
Current portion of notes payable – related parties	1,039,330	932,701
Due to related party	22,896	140,682
Total current liabilities	12,034,900	8,878,936
Contingent consideration	520,000	520,000
Operating lease liabilities, net of current portion	534,817	-
Convertible notes payable – related parties, net of debt discount of $439,819 and $466,667 related to the conversion feature, respectively	2,099,455	961,494
Notes payable, net of current portion	46,101	56,688
Notes payable – related parties, net of current portion	2,342,249	2,531,490
Deferred tax liability	341	341
Total liabilities	17,577,863	12,948,949
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 6,033,835 and 5,654,830 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6,034	5,655
Additional paid-in-capital	21,448,280	20,548,164
Accumulated deficit	(11,318,564)	(5,565,756)
Total stockholders’ equity attributable to Edison Nation, Inc.	10,135,750	14,988,063
Noncontrolling interests	919,718	951,576
Total stockholders’ equity	11,055,468	15,939,639
Total liabilities and stockholders’ equity	$28,633,331	$28,888,588

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net	$3,532,645	$4,940,188	$15,239,434	$12,758,715
Cost of revenues	2,544,058	3,637,000	10,413,868	9,090,215
Gross profit	988,587	1,303,188	4,825,566	3,668,500

Operating expenses:
Selling, general and administrative	3,296,323	2,065,655	9,738,107	6,276,830
Operating loss	(2,307,736)	(762,467)	(4,912,541)	(2,608,330)

Other (expense) income:
Rental income	25,704	25,704	77,111	77,111
Change in fair value of put option contract	-	(732,600)	-	(732,600)
Interest expense	(349,172)	(42,130)	(875,036)	(407,267)
Total other (expense) income	(323,468)	(749,026)	(797,925)	(1,062,756)
Loss before income taxes	(2,631,204)	(1,511,493)	(5,710,466)	(3,671,086)
Income tax expense	-	167,813	74,200	312,186
Net loss	$(2,631,204)	$(1,679,306)	$(5,784,666)	$(3,983,272)
Net loss attributable to noncontrolling interests	(49,103)	-	(31,858)	-
Net loss attributable to Edison Nation, Inc.	$(2,582,101)	$(1,679,306)	$(5,752,808)	$(3,983,272)
Net loss per share
- basic and diluted	$(0.44)	$(0.37)	$(1.00)	$(1.11)
Weighted average number of common shares outstanding – basic and diluted	5,834,167	4,560,607	5,733,379	3,577,942

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, July 1, 2019	5,737,830	$5,738	$21,136,912	$(8,736,463)	$968,821	$13,375,008
Issuance of common stock to note holders	201,005	201	136,279	-	-	136,480
Issuance of common stock to employees	3,000	3	8,847			8,850
Issuance of common stock to vendors for services	92,000	92	252,908	-	-	253,000
Stock-based compensation	-	-	(86,666)	-	-	(86,666)
Net loss	-	-	-	(2,582,101)	(49,103)	(2,631,204)
Balance, September 30, 2019	6,033,835	$6,034	$21,448,280	$(11,318,564)	$919,718	$11,055,468

Balance, July 1, 2018	4,368,930	$4,369	$7,551,951	$(2,539,596)	$-	$5,016,724
Sale of common stock – investors in the IPO	18,290	18	(18)	-	-	-
Issuance of common stock to employees	700	1	3,499	-	-	3,500
Issuance of common stock to note holders	20,000	20	(20)	-	-	-
Issuance of common stock to vendors for services	75,000	75	374,925	-	-	375,000
Issuance of common stock to satisfy indebtedness related to acquisition of Edison Nation, Holdings, LLC	557,084	557	3,759,760	-	-	3,760,317
Beneficial conversion option on indebtedness related to acquisition of Edison Nation Holdings, LLC	-	-	500,000	-	-	500,000
Stock-based compensation	-	-	260,826	-	-	260,826
Net loss	-	-	-	(1,679,306)	-	(1,679,306)
Balance, September 30, 2018	5,040,004	$5,040	$12,450,923	$(4,218,902)	-	$8,237,061

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, January 1, 2019	5,654,830	$5,655	$20,548,164	$(5,565,756)	$951,576	$15,939,639
Issuance of common stock to note holders	251,004	251	309,529	-	-	309,780
Issuance of common stock to employees	3,000	3	8,847			8,850
Issuance of common stock to vendors for services	125,000	125	394,000	-	-	394,125
Stock-based compensation	-	-	187,740	-	-	187,740
Net loss	-	-	-	(5,752,808)	(31,858)	(5,784,666)
Balance, September 30, 2019	6,033,835	$6,034	$21,448,280	$(11,318,564)	$919,718	$11,055,468

Balance, January 1, 2018	3,000,000	$3,000	$-	$(235,630)	$-	$(232,630)
Sale of common stock – investors in the IPO	1,312,520	1,313	5,357,257	-	-	5,358,570
Issuance of common stock to employees	61,900	62	309,438	-	-	309,500
Issuance of common stock to note holders	33,500	33	167,467	-	-	167,500
Issuance of common stock to vendors for services	75,000	75	374,925	-	-	375,000
Issuance of common stock to satisfy indebtedness related to acquisition of Edison Nation, Holdings, LLC	557,084	557	3,759,760	-	-	3,760,317
Beneficial conversion option on indebtedness related to acquisition of Edison Nation Holdings, LLC	-	-	500,000	-	-	500,000
Stock-based compensation	-	-	1,982,076			1,982,076
Net loss	-	-	-	(3,983,272)	-	(3,983,272)
Balance, September 30, 2018	5,040,004	$5,040	$12,450,923	$(4,218,902)	-	$8,237,061

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
Cash Flow from Operating Activities
Net loss attributable to Edison Nation, Inc.	$(5,752,808)	$(3,983,272)
Net loss attributable to noncontrolling interests	(31,858)	-
Net loss	(5,784,666)	(3,983,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	952,019	120,004
Amortization of financing costs	658,126	266,944
Stock-based compensation	876,585	2,666,576
Amortization of right of use asset	217,189	-
Change in fair value of put option contract	-	732,600
Changes in assets and liabilities:
Accounts receivable	(12,355)	(1,402,277)
Inventory	(182,370)	39,974
Prepaid expenses and other current assets	(667,836)	(1,011,586)
Accounts payable	1,413,425	55,194
Accrued expenses and other current liabilities	549,072	780,564
Repayment of operating lease liabilities	(199,589)	-
Due from related party	(117,786)	(472,352)
Net cash used in operating activities	(2,298,186)	(2,207,631)

Cash Flows from Investing Activities
Purchases of property and equipment	(113,612)	(121,186)
Acquisition of Edison Nation Holdings, LLC and Subsidiaries, net of cash received	-	(881,318)
Purchase of loan held for investment	-	(500,000)
Net cash used in investing activities	(113,612)	(1,502,504)

Cash Flows from Financing Activities
Borrowings under lines of credit	249,370	-
Borrowings under convertible notes payable	1,111,111	-
Borrowings under notes payable	1,670,000	718,559
Repayments under lines of credit	(340,766)	-
Repayments under notes payable	(570,587)	(645,000)
Repayments under notes payable – related parties	(82,612)	(118,779)
Net proceeds from sale of common stock	-	5,358,570
Fees paid for financing costs	(463,146)	(99,444)
Net cash provided by financing activities	1,573,370	5,213,906
Net (decrease) increase in cash and cash equivalents	(838,428)	1,503,771
Cash and cash equivalents - beginning of period	2,052,731	557,268
Cash and cash equivalents - end of period	$1,214,303	2,061,039

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$145,324	$93,044
Income taxes	$-	$-
Noncash investing and financing activity:
Shares issued to note holders	$309,780	$167,500
Shares issued for the acquisition of Edison Nation Holdings, LLC	-	3,760,317
Shares reserved in exchange for the cancellation of certain non-voting membership interests related to acquisition of Edison Nation Holdings, LLC	-	6,682,500
Borrowings under note payable for the purchase of property and equipment	-	73,559
Issuance of 4%, 5 year senior convertible notes for the acquisition of Edison Nation Holdings, LLC	-	1,428,161

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As used herein, the terms the “Company,” “Edison Nation” “we,” “us,” “our” and similar refer to Edison Nation, Inc., a Nevada corporation incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. and also formerly known as Xspand Products Lab, Inc. prior to its name change on September 12, 2018, and/or its wholly-owned and majority-owned operating subsidiaries.

Edison Nation is a vertically-integrated, end-to-end, consumer product research and development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of September 30, 2019, Edison Nation, Inc. had five wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC and Edison Nation Holdings, LLC (“EN”). Edison Nation, Inc. owns 72.15% of Cloud B, Inc. (“Cloud B”), 50% of Best Party Concepts, LLC and 50% of Ed Roses, LLC. EN is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B owns 100% of Cloud B Limited (UK) and Cloud B Pty (Australia).

On August 23, 2019, the Company formed Ed Roses, LLC, a 50% joint venture with 4Keeps Roses, Inc., to distribute preserved roses, flowers and associated gift products.

Liquidity

For the three and nine months ended September 30, 2019, our operations lost $2,307,736 and $4,912,541, respectively. At September 30, 2019, we had total current assets of approximately $5,200,000 and current liabilities of approximately $12,000,000 resulting in negative working capital of approximately $6,800,000. At September 30, 2019, we had total assets of approximately $28,600,000 and total liabilities of approximately $17,600,000 resulting in stockholders’ equity of approximately $11,000,000.

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

The Company’s operating loss for the three and nine months ended September 30, 2019 included $486,546 and $1,828,604 related to depreciation, amortization and stock-based compensation. In addition, approximately $100,000 and $1,200,000, respectively, was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced. The negative working capital includes approximately $3,800,000 related to unsecured trade payables in our Cloud B acquisition. In addition, our outstanding balances under notes payable includes $0.9 million related to Cloud B. CB1 owns the senior secured position on the promissory note to Cloud B. in the amount of $2,270,000. In February 2019, CB1, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future. In addition, SRM was an unsecured creditor in the amount of approximately $1,700,000 which is not included in the $3,800,000 but at this time remains unpaid. The total liabilities of approximately $6,400,000, of which $1,700,000, or net of $4,700,000, has been eliminated in consolidation, are not expected to be satisfied due to the foreclosure.

On October 2, 2019, the Company entered into a Share Purchase Agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). In a series of three closings conducted in October 2019, the Company received net proceeds of $2,039,303 which consisted of $2,350,000 of gross proceeds offset by $310,697 of fees to placement agent and their lawyers. Alexander Capital, LP (“Alexander Capital”), a FINRA registered broker dealer, acted as placement agent with respect to the PIPE Transaction. In connection with the PIPE Transaction, Alexander Capital received a commission of $141,000, a debt restructuring fee of $64,208, a debt conversion fee of 15,889, a placement fee of $33,600 and warrants to purchase 70,500 shares of the Company’s common stock, at an exercise price of $2.50 per share (the “Placement Agent Warrants”). In connection with the PIPE transaction, the convertible notes entered into on May 13, 2019 were also converted at $2.00 per share into 560,185 shares of the Company's common stock.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans:

•	Cloud B liabilities are unlikely to be paid due to CB1 holding the senior secured position and its rights under the foreclosure to the remaining assets of the entity to satisfy the outstanding obligation.

•	Raise further capital through the sale of additional equity;

•	Borrow money under debt securities;

•	The deferral of payments to related party debt holders for both principal of approximately $1,000,000 and related interest expense;

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000, of which approximately $153,000 impacted the three months ended September 30, 2019; and

•	Possible sale of certain brands to other manufacturers.

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

Cash and Cash Equivalents

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $627,000 uninsured cash at September 30, 2019 of which approximately $198,000 was held in foreign bank accounts not covered by FDIC insurance limits as of September 30, 2019.

Accounts Receivable

As of September 30, 2019, the following customers represented more than 10% of total accounts receivable:

September 30,
2019
Customer A	15%

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

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$3,499,116	$4,858,055	$14,982,117	$12,676,582
Service	19,442	-	67,753	-
Licensing	14,087	82,133	189,564	82,133
Total revenues, net	$3,532,645	$4,940,188	$15,239,434	$12,758,715

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three and nine months ended September 30, 2019 and 2018, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Customer:
Customer A	11%	23%	22%	10%
Customer B	*	*	*	17%

* Customer did not represent greater than 10% of total net revenue.

For the three and nine months ended September 30, 2019 and 2018, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Region:
North America	86%	84%	78%	81%
Asia-Pacific	*	11%	*	15%
Europe	*	*	15%	*

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

As of September 30, 2019, the book value and estimated fair value of the Company’s level 3 instruments was as follows:

	September 30, 2019
	Book Value	Estimated Fair Value
Contingent consideration	$(520,000)	$(520,000)

The following changes in level 3 instruments for the three months ended September 30, 2019 are presented below:

Contingent Consideration – Earnout
Balance, July 1, 2019	$(520,000)
Change in fair value	-
Balance, September 30, 2019	$(520,000)

The following changes in level 3 instruments for the nine months ended September 30, 2019 are presented below:

Contingent Consideration – Earnout
Balance, December 31, 2018	$(520,000)
Change in fair value	-
Balance, September 30, 2019	$(520,000)

There were no changes to the underlying assumptions used in determining the fair value of the contingent consideration liability for the three and nine months ended September 30, 2019. There was no contingent consideration as of September 30, 2018.

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and nine months ended September 30, 2019 and 2018 and the cumulative translation gains and losses as of September 30, 2019 and December 31, 2018 were not material.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2018, there were no common stock equivalents outstanding. As of September 30, 2019, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

September 30,
2019
Selling Agent Warrants	89,992
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000
Options	290,000
Convertible shares under notes payable	285,632

Total	1,655,624

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

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC (“EN”) for a total purchase price of $12,820,978 comprising of (i) $950,000 cash, (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161, less debt discount of $500,000 for the approximate fair value of the conversion feature, which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes (subject to certain adjustments as provided in the Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company and EN and EN’s members dated June 29, 2018 and the terms of the New Convertible Notes), (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN that will be created specifically in connection with the transaction contemplated by the Purchase Agreement (which exchange obligations may be instead satisfied in cash instead of shares of common stock, in the Company’s sole discretion), and (iv) the issuance of 557,084 shares or $3,760,317 of the Company’s common stock in full satisfaction of the indebtedness represented by promissory notes payable by EN to Venture Six, LLC and Wesley Jones.

On October 29, 2018, the Company completed the acquisition of 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with a majority of the stockholders of Cloud B (the “Cloud B Sellers”), whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the annual gross sales of Cloud B, as reduced by the total gross sales generated by Cloud B in 2018. The Earn Out Agreement expires on December 31, 2021.

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

NL Penn Capital, LP is owned by Christopher B. Ferguson, our Chairman and Chief Executive Officer.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition — (Continued)

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues, net	$6,547,012	$16,740,554
Cost of revenues	4,426,614	10,989,040
Gross profit	2,120,398	5,741,514

Operating expenses:
Selling, general and administrative	3,810,146	10,227,429
Operating loss	(1,689,748)	(4,475,915)

Other (expense) income:
Other (expense) income	88,910	(330,162)
Loss before income taxes	(1,600,838)	(4,806,077)
Income tax expense	182,669	327,042
Net loss	$(1,783,507)	$(5,133,119)
Net loss attributable to noncontrolling interests	(89,527)	(370,417)
Net loss attributable to Edison Nation, Inc.	$(1,693,979)	$(4,762,701)
Net loss per share - basic and diluted	$(0.31)	$(0.98)
Weighted average number of common shares outstanding – basic and diluted	5,471,921	4,835,681

Note 4 — Inventory

As of September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$46,884	$48,576
Finished goods	1,059,193	875,131
Total inventory	$1,106,077	$923,707

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Intangible assets, net

As of September 30, 2019, intangible assets consisted of the following:

			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$268,389	$4,001,611
Developed technology	7 years	6.7 years	$3,800,000	561,905	3,238,095
Membership network	7 years	6.7 years	$1,740,000	269,286	1,470,714
Non-compete agreements	2 years	1.7 years	$50,000	27,083	22,917
Total finite lived intangible assets			$9,860,000	$1,126,663	$8,733,337

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$1,126,663	$11,873,337

As of December 31, 2018, intangible assets consisted of the following:

			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$61,555	$4,208,445
Developed technology	7 years	6.7 years	$3,800,000	159,524	3,640,476
Membership network	7 years	6.7 years	$1,740,000	82,857	1,657,143
Non-compete agreements	2 years	1.7 years	$50,000	8,333	41,667
Total finite lived intangible assets			$9,860,000	$312,269	$9,547,731

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			13,000,000	$312,269	$12,687,731

The estimated future amortization of intangibles subject to amortization at September 30, 2019 was as follows:

For the Years Ended December 31,	Amount
2019 (excluding the nine months ended September 30, 2019)	$275,274
2020	1,092,762
2021	1,076,095
2022	1,076,095
2023	1,076,095
Thereafter	4,137,016
$8,733,337

Amortization expense for the three months ended September 30, 2019 and 2018 was $275,274 and $0, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $814,394 and $0, respectively.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt

As of September 30, 2019 and December 31, 2018, debt consisted of the following:

	September 30,	December 31,
	2019	2018
Line of credit:
Asset backed line of credit	$471,553	$561,804
Debt issuance costs	(19,466)	(30,000)
Total line of credit	452,087	531,804

Senior convertible notes payable:
Senior convertible notes payable	2,539,273	1,428,161
Debt issuance costs	(439,818)	(466,667)
Total long-term senior convertible notes payable	2,099,455	961,494
Less: current portion of long-term notes payable	-	-
Noncurrent portion of long-term convertible notes payable	2,099,455	961,494

Notes payable:
Notes payable	1,470,137	370,250
Debt issuance costs	(153,793)	-
Total long-term debt	1,316,344	370,250
Less: current portion of long-term debt	(1,270,243)	(313,572)
Noncurrent portion of long-term debt	46,101	56,678

Notes payable – related parties:
Notes payable	3,381,579	3,464,191
Less: current portion of long-term debt – related parties	(1,039,330)	(932,701)
Noncurrent portion of long-term debt – related parties	$2,342,249	$2,531,490

Convertible Notes

On March 6, 2019, Edison Nation entered into a securities purchase agreement (the “FirstFire SPA”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased a 2% unsecured, senior convertible promissory note (the “FirstFire Note”) from the Company. The FirstFire Note was in the amount of $560,000 with an original issue discount of $60,000. The Company issued 15,000 shares of its common stock valued at $74,100 based on the share price on the date of issuance to the Investor as additional consideration for the purchase of the FirstFire Note. The Under the terms of the FirstFire SPA, the Investor will have “piggyback” registration rights in the event the Company files a Form S-1 or Form S-3 within six months from March 6, 2019, as well as a pro rata right of first refusal in respect of participation in any debt or equity financings undertaken by the Company during the 18 months following March 6, 2019. The Company is also subject to certain customary negative covenants under the FirstFire SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the FirstFire SPA and the FirstFire Note. The maturity date of the FirstFire Note is six months from March 6, 2019. All principal amounts and the interest thereon are convertible into shares of the Company’s common stock only in the event that an event of default occurs. The FirstFire note was paid in full in May 2019.

On May 13, 2019, the Company entered into a series of 2% senior secured, senior convertible promissory notes of $1,111,111 with an original issue discount of $111,111. The Company issued 20,000 shares of its common stock to the note holders as additional consideration for the purchase of the notes in July 2019. The Company accrued $78,800 as a debt discount as of September 30, 2019 related to the value of the shares to be issued. The notes are convertible upon default and mature on November 13, 2019. Under the terms of the notes, the note holders will have “piggyback” registration rights. Alexander Capital placed the notes and received warrants to purchase 24,366 shares of the Company's common stock, at an exercise price of $2.85 per share. The notes were converted into 560,185 shares of common stock in October 2019 at $2.00 per share.

Receivables Financing

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowings up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

Notes Payable

On May 16, 2019, the Company entered into a non-interest bearing promissory note of $300,000, with an original issue discount of $50,000. The Company issued 20,000 shares of its common stock to the note holder as additional consideration for the purchase of the note. The Company recorded $62,000 as a debt discount as of September 30, 2019 related to the value of the shares issued. The note matures on November 16, 2019.

On June 11, 2019, the Company entered into 1.5% promissory note of $250,000. The interest and principal is due upon 30 days’ notice from the Lender, which cannot be issued before August 11, 2019. The Lender has not exercised their option for repayment yet.

On August 26, 2019, the Company entered into a securities purchase agreement with Labrys Fund, LP (the “Investor”) pursuant to which the Investor purchased a 12% Convertible Promissory Note (the “Note”) from the Company. Unless there is a specific Event of Default (as such term is defined in the Note) or the Note remains unpaid by the Maturity Date, then the Investor shall not have the ability to convert the principal and interest under the Notes into shares of the Company’s common stock. The Company agreed to issue and sell to the Investor the Note, in the principal amount of $560,000, with an original issue discount in the amount of $60,000. The Note is due and payable February 26, 2020 (the “Maturity Date”). Additionally, the Company issued 181,005 shares of Common Stock to the Investor as a commitment fee, of which 153,005 shares of Common Stock must be returned to the Company in the event the Note is fully paid and satisfied prior to the Maturity Date.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Debt — (Continued)

The scheduled maturities of the debt for the next five years as of December 31, 2018, are as follows:

For the Years Ended December 31,	Amount
2019	$2,175,092
2020	828,426
2021	871,916
2022	218,266
2023	1,229,569
Thereafter	2,539,273
7,862,542
Less: debt discount	(613,077)
$7,249,465

For the three and nine months ended September 30, 2019, interest expense was $349,172 and $875,036, of which $78,475 and $238,111 was related party interest expense, respectively. For the three and nine months ended September 30, 2018, interest expense was $42,130 and $407,267, of which $42,714 and $145,656 was related party interest expense, respectively.

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

As of September 30, 2019 and December 31, 2018, the net amounts due to related parties consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP , which are both majority owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn Capital, LP. As of September 30, 2019 and December 31, 2018, the net amount due to related parties was $22,896 and $140,682, respectively. Such amounts are due currently.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a member of the Company’s board of directors, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $22,000 and $97,500 related to the services performed by Enventys for the three and months ended September 30, 2019, respectively. During 2019, the Company and Enventys agreed to the cancellation of the agreement.

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

As of September 30, 2019, the Company has operating lease liabilities of $827,617 and right of use assets for operating leases of $810,017. During the three and nine months ended September 30, 2019, operating cash outflows relating to operating lease liabilities was $78,303 and $225,249, respectively, and the expense for right of use assets for operating leases was $75,414 and $217,189, respectively. As of September 30, 2019, the Company's operating leases had a weighted-average remaining term of 3.3 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that either qualify for the short-term lease recognition exception.

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong. On August 8, 2018, SRM extended its lease for office space in Kowloon, Hong Kong so that the lease will now expire on August 7, 2020. Monthly lease payments are approximately $6,400 for a total of approximately $154,000 for the total term of the lease.

On July 1, 2019, the Company entered into a lease for office space in Bethlehem, Pennsylvania. Monthly lease payments are $2,415 for a total of approximately $89,000 for the total term of the lease.

Total rent expense for the three and nine months ended September 30, 2019 was $128,256 and $410,759, respectively. Total rent expense for the three and nine months ended September 30, 2018 was $65,244 and $211,780, respectively. Rent expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Condensed Consolidated Balance Sheets as of September 30, 2019:

September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	82,230
2020	315,660
2021	267,249
2022	96,288
2023	78,648
2024 and thereafter	52,430
Total future lease payments	892,505
Less: imputed interest	(64,888)
Present value of future operating lease payments	827,617
Less: current portion of operating lease liabilities	(292,800)
Operating lease liabilities, net of current portion	534,817
Right of use assets – operating leases, net	810,017

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Rental income related to the leased space for both the three months ended September 30, 2019 and 2018 was $25,704, respectively. Rental income related to the leased space for both the nine months ended September 30, 2019 and 2018 was $77,111, respectively. Rental income is included in other income on the consolidated statements of operations.

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

On July 15, 2019, the Company received correspondence from the staff of the Arkansas Securities Commissioner in connection with the state’s notice filing requirements for offerings exempt under Tier 2 of Regulation A, Section 18(b)(3) of the Security Act, such as the Company’s Form 1-A. The Company has resolved the matter with the Arkansas Securities Department for $1,100.

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

The following table represents total stock compensation expense by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employees, for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Stock option awards	$15,535	$260,826	$160,140	$260,826
Non-employee awards	151,750	375,000	615,050	2,096,250
Restricted stock unit awards	8,850	3,500	8,850	309,500
Phantom stock awards	(8,038)	-	92,545	-
	$168,097	$639,326	$876,585	$2,666,576

The stock-based compensation is included in selling, general and administrative expense for the three and nine months ended September 30, 2019 and 2018, respectively.

Stock option awards

The following table summarizes stock option award activity for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2019	290,000	$5.55	4.2	-
Granted	-	-	-	-
Forfeited	-	-
Balance, September 30, 2019	290,000	$5.55	3.5	-
Exercisable, September 30, 2019	263,333	$5.41	3.5	-

As of September 30, 2019, there was 26,667 unvested options to purchase shares of the Company’s common stock or $62,139 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1 year.

Non-employee awards

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Edison Nation, Inc. (formerly known as Xspand Products Lab, Inc.) and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

On October 2, 2019, Edison Nation, Inc. (the “Company”) entered into a Share Purchase Agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). The PIPE Purchase Agreement contains certain closing conditions relating to the sale of securities, representations and warranties by the Company and the Investors, as well as covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), all of which the Company believes are customary for transactions of this type.

In a series of three closings conducted in October 2019, the Company received net proceeds of $2,039,303 which consisted of $2,350,000 of gross proceeds offset by $310,697 of fees to placement agent and their lawyers. Alexander Capital, LP ("Alexander Capital"), a FINRA registered broker dealer, acted as placement agent with respect to the PIPE Transaction. In connection with the PIPE Transaction, Alexander Capital received a commission of $141,000, a debt restructuring fee of $64,208, a debt conversion fee of 15,889, a placement fee of $33,600 and warrants to purchase 70,500 shares of the Company's common stock, at an exercise price of $2.50 per share (the "Placement Agent Warrants").

In connection with the PIPE Purchase Agreement, the Company entered into Registration Rights Agreements with each of the Investors (the “Registration Rights Agreement”), pursuant to which the Company is required to prepare and file a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issued to the Investors under the PIPE Purchase Agreement, as well as the Placement Agent Warrants. The Company will be required to have such Registration Statement declared effective by the SEC within 90 calendar days (or 120 calendar days in the event of a “full review” by the SEC) following the applicable closing date of the PIPE Transaction. If the registration statement is not filed or declared effective within the timeframe set forth in the Registration Rights Agreements, the Company is obligated to pay the Investors an amount equal to 1% of the total purchase price of the common stock per month (up to a maximum of 8% in the aggregate) until such failure is cured. The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor, which the Company believes are customary for transactions of this type.

In connection with the PIPE transaction, the convertible notes entered into on May 13, 2019 were also converted at $2.00 per share into 560,185 shares of the Company's common stock.

On November 6, 2019, the Company acquired the assets of Uber Mom, LLC for $52,352, which was the approximate value of Uber Mom, LLC inventory, and 22,500 shares of our common stock.

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

Edison Nation also creates, manufactures and markets its own products, in addition to products for the infant / toddler market under the Cloud B consumer brand name, innovative party products under the Best Party Concepts brand, and premium branded coloring activities under the Pirasta brand. Recently the company launched product lines for 911 Help Now, Master Sous and Smarter Specs. In addition, the Company leverages its vertically integrated resources and capabilities to create licensed consumer products for large entertainment theme park enterprises, like Disney World and Universal Studios as well as custom packaging solutions for large and small U. S. based companies.

Business Model

New product ideas have little value without the ability and skill required to commercialize them. The considerable investment and executional “know how” needed to initiate a process - from idea to product distribution - has always been a challenge for the individual innovator.

Edison Nation’s business model is designed to take advantage of online marketplace and crowdfunding momentum for our future growth, in order to mitigate new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed.

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

Product Submission Aggregation

Interested innovators enter the Edison Nation web site to register for a free account by providing one’s name and email address. The member then creates a username and password to use on the site. Once registered, the member is provided with their own unique, password protected dashboard by which they can begin submitting ideas and join online member forums to learn about industry trends, ask and seek answers to common questions, engage in member chats, and stay informed of the latest happenings at Edison Nation. They can also track the review progress of ideas they submit through their dashboard.

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

“Insider Membership” is Edison Nation’s premium level of membership. Insiders receive feedback on all their ideas submitted and gain access to online features that are not available to registered members. In addition, Insiders pay $20 for each idea submitted (20% discount vs. a registered member), can opt-in ideas for free, as well as receive other benefits. An annual membership costs $99, or $9.25 / month automatically debited from a credit card each month. Also included online is feedback to the innovator on the status of each stage of the process and notification when ideas are not selected to move forward during any stage in the review process.

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

In addition to the above member programs, the Edison Nation ASOTV (“As Seen on TV”) Team hosts a search for new products suitable for marketing via DRTV and subsequent distribution in national retail chains including mass merchandisers, specialty retail, drug chains and department stores.

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

The time required to review ideas depends upon different variables, such as: the number of searches concurrently running on the Edison Nation platform, idea volume and complexity of the search, how many presentation dates to licensees are pending, and the date an idea is submitted.

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

One Company Initiative

During the first quarter of 2019, Edison Nation began the process to consolidate all operating companies businesses into distinct business units of Edison Nation, which allows the Company to focus on growing sales and leveraging operations. The units consist of:

• Innovate. The Edison Nation Platform. Responsible for the innovation platform that helps innovators go from idea to reality. This is accomplished by optimizing new product election processes through deeper analytics to predict success on platforms like crowdfunding and web market places like Amazon, while simultaneously driving brand awareness of the platform by producing content for innovators and innovators on media platforms including our own Everyday Edison’s television show.

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

Each potential licensee of an innovator’s idea publishes an exclusive page on the Edison Nation web site with innovation goals and a timeline for their search. Appropriate new product ideas are submitted in 100% confidence with all intellectual property safely guarded.

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

Immediate synergies from the Company’s acquisition of Cloud B include expanding Edison Nation’s West coast footprint by leveraging Cloud B’s sizeable distribution, sales and fulfillment operations. In addition, Cloud B is leveraging the Edison Nation proprietary NPD platform, Hong Kong-based manufacturer sourcing and management capabilities, and marketing and packaging resources.

The Company’s primary focus since the Cloud B acquisition has been to optimize existing product performance, while helping to develop new product lines leveraging the Edison Nation NPD platform.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Edison Nation Holdings, LLC Transaction

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of EN for a total purchase price of $11,776,696 comprising of (i) $950,000 cash (ii) the assumption of the remaining balance of the senior convertible debt through the issuance to the holders of 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of the sum of $1,428,161 (less debt discount of $500,000 for the approximate fair value for the New Convertible Notes’ conversion feature), which are convertible into approximately 285,632 shares of the Company’s common stock, at the option of the holder of such New Convertible Notes, (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN and (iv) the issuance of 557,084 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by Edison Nation with a total principal balance of $4,127,602.

Cloud B, Inc. Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with the Cloud B Sellers. Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level. The Earn Out Agreement expires on December 31, 2021. CBAV1, LLC (“CB1”), a wholly-owned subsidiary of Edison Nation, Inc., owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CB1, LLC, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future.

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

Acquisition of Uber Mom, LLC

On November 6, 2019, the Company acquired the assets of Uber Mom, LLC for $52,352, which was the approximate value of Uber Mom, LLC inventory, and 22,500 shares of our common stock.

Securities Purchase Agreements

On March 6, 2019, Edison Nation, Inc. (the “Company”) entered into the FirstFire with an accredited investor (the “Investor”) pursuant to which the Investor purchased the FirstFire Note. The Company issued 15,000 shares of its common stock to the Investor as additional consideration for the purchase of the FirstFire Note. Under the terms of the FirstFire SPA, the Investor will have piggyback registration rights in the event the Company files a Form S-1 or Form S-3 within six months from March 6, 2019, as well as a pro rata right of first refusal in respect of participation in any debt or equity financings undertaken by the Company during the 18 months following March 6, 2019. The Company is also subject to certain customary negative covenants under the FirstFire SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the FirstFire SPA and the FirstFire Note. The maturity date of the Note is six months from March 6, 2019. All principal amounts and the interest thereon are convertible into shares of common stock only in the event that an Event of Default (as defined in the FirstFire Note) occurs. The FirstFire Note was paid in full in May 2019.

On August 26, 2019, the Company entered into a securities purchase agreement with Labrys Fund, LP (the “Investor”) pursuant to which the Investor purchased a 12% Convertible Promissory Note (the “Note”) from the Company. Unless there is a specific Event of Default (as such term is defined in the Note) or the Note remains unpaid by the Maturity Date, then the Investor shall not have the ability to convert the principal and interest under the Notes into shares of the Company’s common stock. The Company agreed to issue and sell to the Investor the Note, in the principal amount of $560,000, with an original issue discount in the amount of $60,000. The Note is due and payable February 26, 2020 (the “Maturity Date”). Additionally, the Company issued 181,005 shares of Common Stock to the Investor as a commitment fee, of which 153,005 shares of Common Stock must be returned to the Company in the event the Note is fully paid and satisfied prior to the Maturity Date.

On May 13, 2019, the Company entered into a series of 2% senior secured, senior convertible promissory notes of $1,111,111 with an original issue discount of $111,111. The Company issued 20,000 shares of its common stock to the note holders as additional consideration for the purchase of the notes in July 2019. The Company accrued $78,800 as a debt discount as of September 30, 2019 related to the value of the shares to be issued. The notes are convertible upon default and mature on November 13, 2019. Under the terms of the notes, the note holders will have “piggyback” registration rights. Alexander Capital placed the notes and received warrants to purchase 24,366 shares of the Company's common stock, at an exercise price of $2.85 per share. All of the notes were converted into a total of 560,185 shares of our common stock in October 2019 at $2.00 per share.

Receivables Financing

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowing up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoice financed.

Private Investment in Public Entity

On October 2, 2019, Edison Nation, Inc. (the “Company”) entered into a Share Purchase Agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). The PIPE Purchase Agreement contains certain closing conditions relating to the sale of securities, representations and warranties by the Company and the Investors, as well as covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), all of which the Company believes are customary for transactions of this type.

In a series of three closings conducted in October 2019, the Company received net proceeds of $2,039,303 which consisted of $2,350,000 of gross proceeds offset by $310,697 of fees to placement agent and their lawyers. Alexander Capital, LP (“Alexander Capital”), a FINRA registered broker dealer, acted as placement agent with respect to the PIPE Transaction. In connection with the PIPE Transaction, Alexander Capital received a commission of $141,000, a debt restructuring fee of $64,208, a debt conversion fee of 15,889, a placement fee of $33,600 and warrants to purchase 70,500 shares of the Company’s common stock, at an exercise price of $2.50 per share (the “Placement Agent Warrants”).

In connection with the PIPE Purchase Agreement, the Company entered into Registration Rights Agreements with each of the Investors (the “Registration Rights Agreement”), pursuant to which the Company is required to prepare and file a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issued to the Investors under the PIPE Purchase Agreement, as well as the Placement Agent Warrants. The Company will be required to have such Registration Statement declared effective by the SEC within 90 calendar days (or 120 calendar days in the event of a “full review” by the SEC) following the applicable closing date of the PIPE Transaction. If the registration statement is not filed or declared effective within the timeframe set forth in the Registration Rights Agreements, the Company is obligated to pay the Investors an amount equal to 1% of the total purchase price of the common stock per month (up to a maximum of 8% in the aggregate) until such failure is cured. The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor, which the Company believes are customary for transactions of this type.

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

Results of Operations

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period over Period Change
	2019	2018	$	%
Revenues, net	$3,532,645	$4,940,188	$(1,407,543)	-28.5%
Cost of revenues	2,544,058	3,637,000	(1,092,942)	-30.1%
Gross profit	988,587	1,303,188	(314,601)	-24.1%

Operating expenses:
Selling, general and administrative	3,296,323	2,065,655	1,230,668	59.6%
Operating loss	(2,307,736)	(762,467)	(1,545,269)	202.7%

Other (expense) income:
Rental income	25,704	25,704	-	0.0%
Change in fair value of put option contract	-	(732,600)	732,600	-100.0%
Interest expense	(349,172)	(42,130)	(307,042)	728.8%
Total expense	(323,468)	(749,026)	425,558	-56.8%
Loss before income taxes	(2,631,204)	(1,511,493)	(1,119,711)	74.1%
Income tax expense	-	167,813	(167,813)	-100.0%
Net loss	(2,631,204)	(1,679,306)	(951,898)	56.7%
Net loss attributable to noncontrolling interests	(49,103)	-	(49,103)	na
Net loss attributable to Edison Nation, Inc.	$(2,582,101)	$(1,679,306)	$(902,795)	53.8%

Revenue

For the three months ended September 30, 2019, revenues decreased by $1,407,543 or 28.5%, as compared to the three months ended September 30, 2018. The decrease was primarily attributable to the timing of payments for the fulfilment of orders as well as a decrease in the Company’s theme park product sales due to a few factors, including, the relocation of one of our China factories; the impact of Hong Kong park attendance due to the recent China protests which have also disrupted the Company’s Hong Kong operations in general; slowed purchase orders from customers due to the China tariffs and requests by customers to quote key items made in America; and delayed shipments due to changes in quality control standards at a large customer, which has since been resolved with the customer.

Cost of Revenues

For the three months ended September 30, 2019, cost of revenues decreased by $1,092,942 or 30.1%, as compared to the three months ended September 30, 2018. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the three months ended September 30, 2019, gross profit decreased by $314,601, or 24.1%, as compared to the three months ended September 30, 2018. The decrease was primarily a result of the decrease in revenues. For the three months ended September 30, 2019, gross profit percentage increased to 28.0%, as compared to 26.4% for the three months ended September 30, 2018. The increase in gross margin was due to product mix of goods sold to customers.

Operating Expenses

Selling, general and administrative expenses were $3,296,323 and $2,065,655 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $1,230,668, or 59.6%. The increase was primarily the result of additional operating expense related to EN and Cloud B. The largest increases included wages and benefits of approximately $462,000, depreciation and amortization of approximately $280,000, professional fees of approximately $690,000, travel of approximately $66,000 offset by a decrease of stock-based compensation of $1,204,000.

Rental Income

Rental income was $25,704 for both the three months ended September 30, 2019 and 2018.

Interest expense

Interest expense was $349,172 for the three months ended September 30, 2019 versus $42,130 in the previous three months ended September 30, 2018. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax expense was $0 for the three months ended September 30, 2019, a decrease of $167,813, compared to $167,813 for the three months ended September 30, 2018. The decrease was primarily due to losses in our operations.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Period over Period Change
	2019	2018	$	%
Revenues, net	$15,239,434	$12,758,715	$2,480,719	19.4%
Cost of revenues	10,413,868	9,090,215	1,323,653	14.6%
Gross profit	4,825,566	3,668,500	1,157,066	31.5%

Operating expenses:
Selling, general and administrative	9,738,107	6,276,830	3,461,277	55.1%
Operating loss	(4,912,541)	(2,608,330)	(2,304,211)	88.3%

Other (expense) income:
Rental income	77,111	77,111	-	na %
Change in fair value of put option contract	-	(732,600)	732,600	-100.0%
Interest expense	(875,036)	(407,267)	(467,769)	114.9%
Total other expense	(797,925)	(1,062,756)	264,831	-24.9%
Loss before income taxes	(5,710,466)	(3,671,086)	(2,039,380)	55.6%
Income tax expense	74,200	312,186	(237,986)	-76.2%
Net loss	(5,784,666)	(3,983,272)	(1,801,394)	45.2%
Net income attributable to noncontrolling interests	(31,858)	-	(31,858)	na
Net loss attributable to Edison Nation, Inc.	$(5,752,808)	$(3,983,272)	$(1,769,536)	44.4%

Revenue

For the nine months ended September 30, 2019, revenues increased by $2,480,719 or 19.4%, as compared to the nine months ended September 30, 2018. The increase was primarily attributable to new business in connection with our acquisitions in 2018. The increase includes licensing related revenues related to our acquisition of EN and product revenues related to our acquisition of Cloud B.

Cost of Revenues

For the nine months ended September 30, 2019, cost of revenues increased by $1,323,653 or 14.6%, as compared to the nine months ended September 30, 2018. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the nine months ended September 30, 2019, gross profit increased by $1,157,066, or 31.5%, as compared to the nine months ended September 30, 2018. The increase was primarily a result of the increase in revenues. For the nine months ended September 30, 2019, gross profit percentage increased to 31.7%, as compared to 28.8% for the nine months ended September 30, 2018. The increase in gross margin was due mostly to favorable product mix of goods sold to customers related to our Cloud B acquisition.

Operating Expenses

Selling, general and administrative expenses were $9,738,107 and $6,276,830 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $3,461,277, or 55.1%. The increase was primarily the result of operating expense incurred related to Edison Nation Holdings, LLC and Cloud B, Inc. The largest increases included wages and benefits of approximately $1,528,000, depreciation and amortization of approximately $839,000, professional fees of approximately $1,617,000, travel of approximately $186,000, rent of approximately $195,000 offset by a decrease of stock-based compensation of approximately $2,515,000.

Rental Income

Rental income was $77,111 for both the nine months ended September 30, 2019 and 2018.

Interest expense

Interest expense was $875,036, an increase of 114.9%, for the nine months ended September 30, 2019 versus $407,267 in the previous nine months ended September 30, 2018. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax expense was $74,200 for the nine months ended September 30, 2019, a decrease of $237,986 or 76.2%, compared to $312,186 for the nine months ended September 30, 2018. The decrease was primarily due to the decrease in income from our foreign operations related to management fees as well as net operating losses for our domestic operations.

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

For the three and nine months ended September 30, 2019 and 2018, EBITDA and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(2,631,204)	$(1,679,306)	$(5,784,666)	$(3,983,272)

Interest expense, net	349,172	42,130	875,036	407,267
Income tax expense	-	167,813	74,200	312,186
Depreciation and amortization	318,449	40,742	952,019	120,003
EBITDA	(1,963,583)	(1,428,621)	(3,883,411)	(3,143,816)
Stock-based compensation	168,097	639,326	876,585	2,666,576
Change in fair value of put option contract		732,600		732,600
Restructuring and severance costs	153,182	9,000	324,164	27,000
Transaction and acquisition costs	224,370	84,980	447,908	239,682
Other non-recurring costs	100,772	-	724,137	42,686
Adjusted EBITDA	$(1,317,162)	$37,285	$(1,510,617)	$564,728

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

Liquidity and Capital Resources

For the three and nine months ended September 30, 2019, our operations lost $2,307,736 and $4,912,541, respectively. At September 30, 2019, we had total current assets of approximately $5,200,000 and current liabilities of approximately $12,000,000 resulting in negative working capital of approximately $6,800,000. At September 30, 2019, we had total assets of approximately $28,600,000 and total liabilities of approximately $17,600,000 resulting in stockholders’ equity of approximately $11,000,000.

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

The Company’s operating loss included $486,546 and $1,828,604 related to depreciation, amortization and stock-based compensation. In addition, approximately $100,000 and $1,200,000, respectively, was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced. The negative working capital includes approximately $3,800,000 related to unsecured trade payables in our Cloud B acquisition. In addition, our outstanding balances under notes payable includes $0.9 million related to Cloud B. CB1 owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CB1 pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future. In addition, SRM was an unsecured creditor in the amount of approximately $1,700,000 which is not included in the $3,800,000 but at this time remains unpaid. The total liabilities of approximately $6,400,000, of which $1,700,000, or net of $4,700,000, has been eliminated in consolidation, are not expected to be satisfied due to the foreclosure.

On October 2, 2019, Edison Nation, Inc. (the “Company”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). In a series of three closings conducted in October 2019, the Company received net proceeds of $2,039,303 which consisted of $2,350,000 of gross proceeds offset by $310,697 of fees to placement agent and their lawyers. Alexander Capital, LP (“Alexander Capital”), a FINRA registered broker dealer, acted as placement agent with respect to the PIPE Transaction. In connection with the PIPE Transaction, Alexander Capital received a commission of $141,000, a debt restructuring fee of $64,208, a debt conversion fee of 15,889, a placement fee of $33,600 and warrants to purchase 70,500 shares of the Company’s common stock, at an exercise price of $2.50 per share (the “Placement Agent Warrants”). In connection with the PIPE transaction, the convertible notes entered into on May 13, 2019 were also converted at $2.00 per share into 560,185 shares of the Company's common stock.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

•	Cloud B liabilities are unlikely to be paid due to CB1 holding the senior secured position and its rights under the foreclosure to the remaining assets of the entity to satisfy the outstanding obligation.

•	Raise further capital through the sale of additional equity;

•	Borrow money under debt securities;

•	The deferral of payments to related party debt holders for both principal of approximately $1,000,000 and related interest expense;

•	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $500,000, of which approximately $153,000 impacted the three months ended September 30, 2019; and

•	Possible sale of certain brands to other manufacturers.

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

Cash Flows

During the nine months ended September 30, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $2,298,186, which included a net loss of $5,784,666. That net loss included $782,561 of cash provided by changes in operating assets and liabilities, which were offset by stock-based compensation of $876,585, depreciation and amortization of $952,019, amortization of debt issuance costs of $658,126 and amortization of right of use assets of $217,189. Net cash used in operating activities for the nine months ended September 30, 2018 was $2,207,631, which included a net loss of $3,983,272. That net loss included $2,010,483 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $2,666,576 and amortization of debt issuance costs of $266,944.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $113,612 which related to the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2018 was $1,502,504 which related to the purchase of a loan held for investment of $500,000, the acquisition of EN and its subsidiaries and the purchase of property and equipment of $121,186.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $1,573,370 which related mostly to net cash received borrowings under new debt instruments offset by repayments. Cash provided by financing activities for the nine months ended September 30, 2018 was $5,213,906 which related to borrowings under two notes payable.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, we determined that, there were control deficiencies existing that constituted a material weakness.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

As of September 30, 2019, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the COSO framework. Management, with the participation of our principal executive officer, has concluded that as of September 30, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	With the acquisitions of EN and Cloud B, there are risks related to the timing and accuracy of the integration of information from various accounting and ERP systems. The Company has experienced delays in receiving information in a timely manner from its subsidiaries.

3.	Due to the demands of integrating the accounting and finance functions, along with turnover in the accounting department, the impact of new accounting standards were not completed on a timely basis.

In April 2019, the Company engaged an outside consultant to assist in monitoring and testing our internal controls. The Company expects improvements to be made on the integration of information issues in the remainder of 2019 as we plan to move towards transferring the data to one accounting and a single ERP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

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

On July 15, 2019, the Company received correspondence from the staff of the Arkansas Securities Commissioner in connection with the state’s notice filing requirements for offerings exempt under Tier 2 of Regulation A, Section 18(b)(3) of the Security Act, such as the Company’s Form 1-A. The Company has responded to the correspondence, and has resolved the matter with the Arkansas Securities Department for $1,100.

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

On September 4, 2018, we issued 557,084 shares of our common stock valued at $3,384,285 related to the acquisition of EN.

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

On March 13, 2019, we issued 10,500 shares of our common stock under our plan valued at $52,500 to two consultants for services performed.

On May 6, 2019, we issued 12,500 shares of our common stock under our plan valued at $47,625 to a innovator for the licensing of their product.

On May 24, 2019, we issued 20,000 shares of our common stock valued at $62,000 to a note holder related to the borrowing of funds.

On May 24, 2019, we issued 10,000 shares of our common stock under our plan valued at $30,000 to a consultant for strategic consulting services.

On June 18, 2019, we issued 15,000 shares of our common stock valued at $37,200 to a note holder to satisfy a portion of the payoff of one of our notes.

On July 16, 2019, we issued 20,000 shares of our common stock valued at $70,920 to note holders related to the borrowing of funds.

On July 16, 2019, we issued 25,000 shares of our common stock under our plan valued at $98,500 to a consultant for strategic consulting services.

On July 16, 2019, we issued 50,000 shares of our common stock under our plan valued at $197,000 to a consultant for investor relations services.

On August 26, 2019, we issued 181,005 shares of our common stock, of which 153,005 shares were reserved shares which are returnable upon repayment, valued at $713,159.70 to a note holder related to the borrowing of funds.

On September 4, 2019, we issued 17,000 shares of our common stock under our plan valued at $54,250 to consultants for strategic consulting services.

On September 4, 2019, we issued 3,000 shares of our common stock under our plan valued at $8,850 to an employee.

On November 4, 2019, we issued 15,000 shares of our common stock valued at $29,880 to one of our note holders related to our borrowing of funds.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.1	Securities Purchase Agreement dated August 26, 2019	8-K	10.1	August 29, 2019
10.2	12% Convertible Promissory Note dated August 26, 2019	8-K	10.2	August 29, 2019
10.3	Form of Share Purchase Agreement dated October 2, 2019	8-K	10.1	October 2, 2019
10.4	Form of Registration Rights Agreement dated October 2, 2019	8-K	10.2	October 2, 2019
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)