Form 10-K
period 2019-12-31
EDISON NATION, INC.
filed 2020-05-29
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-38448

EDISON NATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1 West Broad Street, Suite 1004
Bethlehem, Pennsylvania	18018
(Address of Principal Executive Offices)	(Zip Code)

(484) 893-0060

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

The aggregate market value on June 30, 2019 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $7,734,303. The registrant does not have non-voting common stock outstanding.

As of May 28, 2020, there were 9,210,401 shares of the registrant’s common stock outstanding.

EDISON NATION, INC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the period ended December 31, 2019 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry; and

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows; and

●	Our ability to take advantage of opportunities under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the potential impact of the CARES Act on our business, results of operations, financial condition or liquidity.

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

PART I

ITEM 1. BUSINESS

Edison Nation: End-to-end product innovation, development and commercialization

Our Company was incorporated on July, 18 2017 in the State of Nevada under the name of Idea Lab X Products, Inc, On September 12, 2017, we filed an Amendment to our Articles of Incorporation changing the name to Xspand Products Lab, Inc., and then on September 7, 2018 we filed an Amendment to our Articles of Incorporation changing the name to Edison Nation, Inc.

Edison Nation, Inc. seeks to be involved with every step of the consumer product life cycle- from ideation, to research and development, manufacturing, sales, packaging and fulfillment. The Company also seeks to raise awareness of the Edison Nation brand name as a diversified consumer products business through a number of media channels.

The first stage of development for any consumer product is the impetus to turn an idea into a salable commodity. Considered to be the “go-to” resource for independent innovators with great consumer product invention ideas, Edison Nation maintains a consumer-facing online presence whereby innovators can submit ideas for consideration by us. If an idea is successfully chosen, Edison Nation will apply its proprietary, web-enabled new product development (“NPD”) and commercialization platform that can take a product from idea through e-commerce final sale in a matter of months versus a year or more for capital intensive and inefficient new product development protocols traditionally used by legacy manufacturers serving “big box” retailers. Edison Nation presently engages with over 180,000 registered online innovators and entrepreneurs interested in accessing the Company’s NPD platform to bring innovative, new products to market focusing on high-interest, high-velocity consumer categories. The Company generates revenue from its web presence by charging a fee for each idea submission, and also through subscription-based plans for innovators that wish to submit high volumes of ideas.

Since its inception, Edison Nation has received over 200,000 idea submissions, with products selling in excess of $250 million at retail through the management of over 300 client product campaigns with distribution across diverse channels including e-commerce, mass merchandisers, specialty product chains, entertainment venues, national drug chains, and tele-shopping. These clients include many of the largest manufacturers and retailers in the world including Amazon, Bed Bath and Beyond, HSN, Rite Aid, P&G, and Black & Decker. The Company generates revenue from licensing agreements with such manufacturers and retailers, which such agreements are entered into when innovators submit their ideas through Edison Nation’s web portal. Occasionally, the Company also generates revenue from innovators that wish to use the Company’s product development resources, but license or distribute products themselves.

Edison Nation has a number of internally developed brands “EN Brands” which act as a launchpad for new innovative items that have matriculated through the innovation portal. These EN Brands include Cloud B, Pirasta, Uber Mom, Best Party Concepts, Lily and Grey, Sol and Salud, Trillion Trees, Eco Quest, Smarter Specs, Barkley Lane, and Ngenious Fun. Additionally, the Company offers a partnership model for entrepreneurs and businesses that are seeking to elevate their existing brands. Recent partnerships for Edison Nation include 4Keeps Roses and Mother K. Within the partnership model, the Company seeks to identify new lines of distribution and provide innovation through development of new item that enhance the brands overall image and consumer adoption,

In addition to developing products for its EN Brands, the Company develops and manufactures products for well-known brands in the entertainment and theme park industry. For over 20 years, the Company has developed, manufactured and supplied the entertainment and amusement park industry with exclusive products that are often only available to consumers inside venues such as Disney Parks and Resorts, Disney Stores, Universal Resorts, Sea World, Sesame Place, Busch Gardens, Merlin Entertainment and Madison Square Garden. For the customers listed above, The Company has developed products for core brands such as Harry Potter, Frozen, Marvel, and Star Wars.

Once most consumer products are ideated, developed, manufactured, and possibly even licensed, they must be packaged and distributed. Therefore, we lease a packaging and logistics center in Alpha, New Jersey. The Company generates revenue from the sale of custom packaging for many of the products that have run through our NPD or in-house product development process. The Company also sells packaging products to a number of other entities that are not related to the Company’s product development process, including pharmaceutical and e-commerce companies. When packaging of products is complete, we typically ship products using our own trucks rather than relying on a common carrier. For packaging products, the Company does not have long-term agreements with customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

Once a product is ready for distribution, consumer awareness must be raised in order to the sell the product. Accordingly, the Company has begun to pursue a three-prong media strategy. First, the Company is seeking to re-release episodes of the ‘Everyday Edisons’ television program, while simultaneously seeking a distribution partner for forthcoming episodes. The Company intends to generate revenue from the Everyday Edisons brand by entering into a contract with a broadcast network or online streaming service. Second, the Company is developing a proprietary e-learning platform. The Company intends to generate revenue from the e-learning platform through the sale of subscription-based plans. Third, the Company is seeking to expand its web presence by acquiring or creating other innovator-facing internet media properties. The Company intends to generate revenue from such internet media through the display of paid advertisements on its properties.

Market Strategy

The process for developing and launching consumer products has changed significantly in recent years. Previously, Fortune 500 and other companies maintained multimillion-dollar research and development divisions to develop and launch products to be sold primarily on retail shelves and supported by large television and print advertising investment. The emergence of e-commerce giants, including Amazon.com, has caused retail shelf space to no longer be a requirement to launch a new product. Crowdfunding sites like Kickstarter enable solo entrepreneurs to inexpensively produce an advertising video and quickly introduce a new product to many millions of potential customers, and to quickly gain those customers for a low cost of acquisition relative to the cost and time required in prior years as expensive advertising investment is no longer required to gain market awareness. For example, according to Statista.com, crowdfunded sales of products will exceed $18.9 billion in 2021. The consumer shift away from brick and mortar retailers toward e-commerce has resulted in the bankruptcy or downsizing of many iconic retailers which sold toys, including Toys R Us, Sears, Kmart, and K-B Toys, with the resultant loss in shelf space and available locations helping to drive our market opportunity. By utilizing the opportunities to market products over the internet, rather than through traditional, commercial channels, we believe we can reach a much broader market for our brands and products.

Leveraging Evolving Market Opportunities for Growth

The Company believes that its anticipated growth will be driven by five macroeconomic factors:

●	The significant growth of ecommerce (14% compound annual growth rate, estimated to reach $4.9 trillion by 2021 (eMarketer 2018));

●	The increasing velocity of “brick and mortar” retail closures, now surpassing Great Recession levels (Cushman & Wakefield/Moody’s Analytics 2018);

●	Product innovation and immediate delivery gratification driving consumer desire for next-generation products with distinctive sets of features and benefits without a reliance on brand awareness and familiarity;

●	The marriage of media-based entertainment and consumer goods

●	The rapid adoption of crowdsourcing to expedite successful new product launches; and

●	The opportunity to market products over the internet and television, rather than through traditional, commercial channels, to reach a much broader, higher qualified target market for brands, and products.

In addition, we intend to acquire more small brands that have achieved approximately $1 million in retail sales over the trailing twelve-month period with a track record of generating free cash flow. By leveraging our expertise in helping companies launch thousands of new products and our ability to create unique, customized packaging, we will seek to elevate the value of these acquired brands by improving each part of their launch process, based on our own marketing methodologies.

We believe our acquisition strategy will allow us to acquire small brands using a combination of shares of our common stock, cash and other consideration, such as earn-outs. We intend to use our acquisition strategy in order to acquire up to ten or more small brands per year for the next three years. In situations where we deem that a brand is not a “fit” for acquisition or partnership, we may provide the brand with certain manufacturing or consulting services that will assist the brand to achieve its goals.

One example of a brand that we have recently acquired is Cloud B, Inc. (“Cloud B”), a leading manufacturer of products and accessories that help parents and children sleep better. Cloud B distributes its products nationally and in over 100 countries worldwide.

Founded in 2002 and acquired by Edison Nation in October 2018, Cloud B’s highly regarded, award-winning products are developed in consultation with an advisory board of pediatricians and specialists. Cloud B recently won the Toy of the Year award from The Toy Association. Cloud B’s best-known products are Twilight Turtle™ and Sleep Sheep™.

Cloud B’s products can be purchased online (through its own e-commerce site and other online retailers), in specialty boutiques, gift stores, and worldwide at major retailers including Barnes & Noble, Bloomingdale’s, Dillard’s, Nordstrom, Von Maur, Harrods, and Fnac in France.

Immediate synergies include expanding Edison Nation’s West Coast footprint by leveraging Cloud B’s sizable distribution, sales and fulfillment operations. The initial focus for Cloud B has been to optimize existing product performance while helping to develop new product lines leveraging the Edison Nation NPD platform. In addition, Cloud B is leveraging Edison Nation’s Hong Kong-based manufacturer sourcing and management capabilities, as well as the Company’s marketing and packaging resources.

One Company Initiative

During the first quarter of 2019, the Company began the process of consolidating all of its operating companies into distinct business units, which allows the Company to focus on growing sales and leveraging operations. The units consist of:

• Innovate. The Edison Nation New Product Development (“NPD”) platform helps inventors go from idea to reality. This is accomplished by optimizing the Company’s new product election process through deeper analytics to predict success on platforms like crowdfunding and web marketplaces like Amazon. The Company drives brand awareness of the platform by producing content for inventors and innovators on media platforms including our own Everyday Edison’s television show.

• Build and Launch. Distributed by geography, industry skillset and expertise in the development process to ensure efficient product build and launch our teams of product designers and developers take the product from the concept to the consumers hand. The bulk of the Company’s operations are part of this business unit, and the Company will continue to develop this unit to meet the needs of our product launch schedule.

• Sell. Our omni-channel sales effort is divided into three groups: (1) business-to-business revenue opportunities including traditional brick and mortar retailers, (2) online marketplaces and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Edison Nation.

Innovate: The Edison Nation New Product Development & Commercialization Platform

New product ideas have little value without the ability and skill required to commercialize them. The considerable investment and executional “know how” needed to initiate a process - from idea to product distribution - has always been a challenge for the individual innovator. Edison Nation’s web presence is designed to take advantage of online marketplace and crowdfunding momentum for our future growth mitigating new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed. To that end, Edison Nation empowers and enables innovators and entrepreneurs to develop and launch products, gain consumer adoption and achieve commercial scale efficiently at little to no cost.

The cornerstone of Edison Nation’s competitive advantage is its NPD platform, which is designed to optimize product licensing and commercialization through best-in-class digital technologies, sourcing / manufacturing expertise and one of the largest sets of go-to-market solutions. The NPD platform can take a product from idea through ecommerce final sale in a matter of months versus a year or more for capital intensive and inefficient new product development protocols traditionally used by legacy manufacturers serving “big box” retailers.

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

“Insider Membership” is Edison Nation’s premium level of membership. Insiders receive feedback on all their ideas submitted and gain access to online features that aren’t available to registered members. In addition, Insiders pay $20 for each idea submitted (20% discount vs. a registered member), can opt-in ideas for free, as well as receive other benefits. An annual membership costs $99, or $9.25 / month automatically debited from a credit card each month. Also included online is feedback to the innovator on the status of each stage of the process and notification when ideas are not selected to move forward during any stage in the review process.

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

In addition to the above member programs, Edison Nation ASOTV (“As Seen on TV”) Team hosts a search for new products suitable for marketing via DRTV (“Direct Response TV”) and subsequent distribution in national retail chains including mass merchandisers, specialty retail, drug chains and department stores.

Product Submission Review

Led by the Company’s Licensing Team (which has over 150 years of combined experience in a variety of industries and product categories), all ideas submitted by innovators through the Company’s website are reviewed and assessed through an 8-stage process. Edison Nation’s product idea review process is confidential with non-disclosure agreements executed with every participating registered or “Insider” member.

The NPD platform’s database of over 85,000 product ideas helps determine which inventions have a substantial market opportunity quickly through proprietary algorithms that have been developed incorporating continuous learning from marketplace experience and changes in category requirements.

Selected ideas are assessed by the Licensing Team based on nine key factors: competing products, uniqueness, retail pricing, liability & safety, marketability, manufacturing cost, patentability, consumer relevant features and benefits, and commercialization.

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

The ILP incorporates a four-stage process:

●	Stage #1 — Preliminary Review: The Licensing Team performs a preliminary review to ensure an invention meets the program criteria. Factors that might stall an idea from moving forward include: an invention is cost-prohibitive, has engineering challenges, and/or major players in the marketplace have already launched products like it. If none of these apply, an idea will be approved and move on to the preparation phase.

●	Stage #2 — Preparation: The Licensing Team performs a best partner review. Edison Nation’s retail and manufacturing contacts are assessed, and the team begins to plan which licensors would be the best fit for an idea. A gap analysis and visits the store shelves are executed to gain greater understanding of marketplace potential.

●	Stage #3 — Pitching: At this phase, an idea can become a “Finalist.” The Licensing Team begins to proactively pitch an idea to potential licensees using a proprietary presentation system. When a company expresses interest, the team proceeds into term sheets and negotiations while staying in constant contact with the prospect until the best possible deal is struck for the innovator.

●	Stage #4 — Outcome: In the end, the market decides what products will be successful. There are no guarantees. If for some reason Edison Nation is not successful in finding a licensing partner, a complete debrief is given to the Insider.

Due to the public nature of licensing, Edison Nation only accepts ideas from Insiders that are patented or patent-pending. A valid provisional patent application is required. The cost of submitting an idea to the ILP is $100, and a member must be an “Insider” to be considered.

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

Once an innovator’s intellectual property is secured, the innovator’s product idea can then either be licensed to a manufacturer or retailer or developed and marketed directly by Edison Nation. In either case, Edison Nation serves as the point-of-contact with the innovator for term sheets, royalty negotiation and concluding licensing agreements. Edison Nation also maintains contact with the innovator to keep them engaged during product development.

In general, innovators are paid a percentage of the Company’s revenue from the commercialization of the innovator’s intellectual property. This percentage varies with the Company’s investment in the development of the intellectual property, including whether the Company decides to license the innovator’s idea for commercialization or instead, to directly develop and market the innovator’s idea.

Build and Launch: Product Design and Development

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

The combined experience and expertise of the Company’s team spans many high-demand categories including household items, small appliances, kitchenware, and toys. The Company’s in-house capabilities are complimented by third-party engineering and prototyping contractors, and category-specific expert resources within select manufacturers.

Manufacturing, Materials, and Logistics

To provide greater flexibility in the manufacturing and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Edison Nation has concentrated production of most of the Company’s products in third-party manufacturers located in China and Hong Kong. The Company maintains a fully staffed Hong Kong office for sourcing, overseeing manufacturing and quality assurance.

Edison Nation’s contracted manufacturing base continues to expand, from two manufacturing facilities as of October 31, 2018 to a total of five manufacturing facilities as of February 12, 2020. These include three manufacturers required to produce Cloud B children’s sleep products. Based on anticipated manufacturing requirements, this footprint may expand significantly by the end of 2020. The Company also continues to explore more efficient and expert manufacturing partners to gain greater economies of scale, potential consolidation, and cost savings on an on-going basis.

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

Sell: Paths to Market

Edison Nation partners with many of the biggest and most well-known online entities, consumer products companies and retailers. They use the Company’s platform as a “think engine” to develop targeted products, significantly reduce research and development expense, and expedite time to market.

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

Sales, Marketing, and Advertising

Our Omni-channel sales effort is divided into three groups: (1) business-to-business revenue opportunities including traditional brick and mortar retailers, (2) online market-places and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Edison Nation.

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

Media Strategy

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

Sources of Revenue

The Company aggressively pursues six sources of sales volume:

●	Our branded products sold through traditional retail channels of distribution and other channels of business to business distribution;

●	Our branded products sold through direct to consumer platforms such as the Amazon marketplace as well as portals like Walmart.com and “crowd-funded” websites such as Kickstarter and Indiegogo;

●	Custom products and packaging solutions that the Company develops and manufactures for partners such as Disney, Marvel, Madison Square Garden, and Universal Studios;

●	Member idea submission and ILP program fees: $25 per submission (registered members); $20 per submission (Insider members); $100 per submission (ILP members);

●	Licensing agents: We match an innovator’s intellectual property with vertical product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares; and

●	Product principals: We work with innovators directly, providing such innovators direct access to all of Edison Nation’s resources. Depending on case-by-case factors, innovators may receive a range of up to 35% - 50% of profits.

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

Moreover, crowdfunding sites, like Kickstarter and Indiegogo, have also disrupted NPD process cycles and are now “mainstream.” In fact, as of October 2018, Kickstarter’s cumulative pledged funding exceeded $3.9 billion according to Kickstarter published data. Statista.com estimates that crowdfunded sales of products will exceed $18.9 billion by 2021.

These crowdfunding sites have enabled individual innovators and entrepreneurs to design, prototype and market unique products to millions of potential customers with significantly lower acquisition costs when compared to the capital and time required by legacy NPD processes.

COVID-19

COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.

As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our traditional products. Many of our customers have been unable to sell our products in their stores and theme parks due to government-mandated closures and have deferred or significantly reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.

In the United States and Asia, many of our key accounts remain closed or are operating at significantly reduced volumes. As a result, we have made the strategic decision to expand our operations through our Edison Nation Medical (“Ed Med”) division. Through Ed Med, the Company wholesales Personal Protective Equipment (“PPE”) products through an online portal for hospitals, government agencies and distributors.

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in fiscal 2020 will occur in the first quarter of 2020 and will result in a significant net sales decline as compared to the first quarter of 2019.

In addition, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. Even if we are able to find alternate sources for such products, they may cost more and cause delays in our supply chain, which could adversely impact our profitability and financial condition.

We have taken actions to protect our employees in response to the pandemic, including closing our corporate offices and requiring our office employees to work from home. At our distribution centers, certain practices are in effect to safeguard workers, including a staggered work schedule, and we are continuing to monitor direction from local and national governments carefully. Additionally, our two retail locations have been closed until further notice.

As a result of the impact of COVID-19 on our financial results, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of our employees; and

● Implementing 20% salary reductions across our executive team and other members of upper level management; and

● Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures; and

● Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.

Leveraging Evolving Market Opportunities for Growth

The Company believes that its anticipated growth will be driven by five macro factors including:

●	The significant growth of ecommerce (14% CAGR, estimated to reach $4.9 trillion by 2021 (eMarketer 2018);

●	The increasing velocity of “brick and mortar” retail closures, now surpassing Great Recession levels (Cushman & Wakefield / Moody’s Analytics 2018);

●	Product innovation and immediate delivery gratification driving consumer desire for next-generation products with distinctive sets of features and benefits without a reliance on brand awareness and familiarity;

●	The rapid adoption of crowdsourcing to expedite successful new product launches; and

●	Utilizing the opportunities to market products over the internet, rather than through traditional, commercial channels, to reach a much broader, higher qualified target market for brands and products.

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

One customer represented 14% and 21% of our revenues for 2019 and 2018, respectively.

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

Employees

As of December 31, 2019, we had 51 total employees, 49 of whom were full-time employees. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be in good standing.

Our History

We were incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. We changed our name to Xspand Products Lab, Inc. on September 12, 2017, and again to Edison Nation, Inc. on September 7, 2018.

As of December 31, 2019, Edison Nation, Inc. had five wholly owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC, and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Additionally, Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

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

On November 6, 2019, the Company issued 45,000 shares of our common stock and paid $52,352 in cash to acquire the assets of Uber Mom, LLC, which was the approximate value of Uber Mom, LLC’s inventory.

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

Corporate Information

Our principal executive offices are located at 1 West Broad Street, Suite 1004, Bethlehem, Pennsylvania. Our telephone number is (484) 893-0060.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. Investing in shares of our common stock involves risks. Before making a decision to invest in shares of our common stock, you should carefully consider the risks that are described in this section, in our most recent Annual Report on Form 10-K and in the other information that we file from time to time with the SEC that is incorporated by reference in this prospectus. You should also read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” on page 4 of this prospectus. The risks described in the documents incorporated by reference in this prospectus are not the only ones we face. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in shares of our common stock and the suitability of investing in our shares in light of your particular circumstances. If any of the risks contained in or incorporated by reference in this prospectus develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and/or results of operations could be materially and adversely affected, the trading price of our common stock could decline and you may lose all or part of your investment. Some statements in this prospectus, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Company

We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.

We were incorporated on July 18, 2017, and therefore, have a relatively limited operating history. Despite the experience and track record of our management team in the entertainment and packaging industries, historical results are not indicative of, and may be substantially different than, the results we achieve in the future. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including the level and volatility of interest rates, our success in attracting and retaining motivated and qualified personnel, the availability of adequate short and long-term financing, conditions in the financial markets, and general economic conditions. In addition, our future operating results and financial data may vary materially from the historical operating results and financial data as well as the pro forma operating results and financial data because of a number of factors, including costs and expenses associated with being a public company.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman and Chief Executive Officer, Christopher B. Ferguson, our President and Treasurer, Kevin J. Ferguson, and our Chief Financial Officer, Brett Vroman. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments, and assumptions that affect the reported amounts. Actual results may differ materially from these estimates under different assumptions or conditions. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have limited to no operating history and limited experience in making these estimates, judgments, and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations, and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies — Use of estimates” for a discussion of the accounting estimates, judgments, and assumptions that we believe are the most critical to an understanding of our business, financial condition, and results of operations.

We may require additional financing to sustain or grow our operations.

Our growth will be dependent on our ability to access additional equity and debt capital. Moreover, part of our business strategy may involve the use of debt financing to increase potential revenues. Our inability in the future to obtain additional equity capital or a corporate credit facility on attractive terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future shareholder returns.

If we fail to manage our growth, our business and operating results could be harmed.

As we seek to advance our product lines, we will need to expand our development, manufacturing, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. We anticipate that a period of significant expansion will be required to address potential growth and to handle licensing of additional product categories, such as more arts and crafts focused items. This expansion will place a significant strain on our management, operational, and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures, and controls and establish a qualified finance, administrative, and operations staff. As a public company, we will have to implement internal controls to comply with government-mandated regulations. Our management may be unable to hire, train, retain, motivate, and manage the necessary personnel or to identify, manage, and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations, and financial condition.

Our growth strategy includes pursuing opportunistic acquisitions of additional brands, and we may not find suitable acquisition candidates or successfully operate or integrate any brands that we may acquire.

As part of our strategy, we intend to opportunistically acquire new brands and product concepts. Although we believe that opportunities for other, future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage, or successfully integrate additional companies, brands, or product concepts without substantial costs, delays, or operational or financial problems. In the event we are able to acquire additional companies, brands, or other product concepts, the integration and operation of such acquisitions in addition to the on-going integration and operation of the Company may place significant demands on our management, which could adversely affect our ability to manage our business. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product concepts, and allow us to build additional capabilities and competencies around our brands. In reviewing potential acquisitions or investments, we target brands, assets or companies that we believe offer attractive products or offerings, the ability for us to leverage our offerings, opportunities to drive our brands, competencies, or other synergies.

The combination of two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of the acquisition. The failure to meet the challenges involved in integrating businesses and realizing the anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;
●	difficulties in the integration of operations and systems; and
●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies.

We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or to grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

An inability to develop and introduce products in a timely and cost-effective manner may damage our business.

Our sales and profitability depend on our ability to bring products to market and meet customer demands before they begin to lose interest in a given product. There is no guarantee that we will be able to manufacture, source, and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, and manufacturing delays or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated. They may also reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

We have debt financing arrangements, which could have a material adverse effect on our financial health and our ability to obtain financing in the future and may impair our ability to react quickly to changes in our business.

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business, and impair our competitive position. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

●	require us to dedicate future cash flows to the repayment of debt, thereby reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations.

In times of tough economic conditions, the Company has experienced significant distributor inventory corrections reflecting de-stocking of the supply chain associated with difficult credit markets. Such distributor de-stocking exacerbated sales volume declines pertaining to weak end user demand and the broader economic recession. The Company’s results may be adversely impacted in future periods by such customer inventory adjustments. Further, the inability to continue to penetrate new channels of distribution may have a negative impact on the Company’s future results.

Our ability to repay our debt depends on many factors beyond our control. If we elect to raise equity capital in the future, our current shareholders could be subjected to significant dilution. If we are unable to raise capital in the future, we may seek other avenues to fund the business, including sale/leaseback arrangements or seeking to sell assets of all, or a portion of, our operations.

Payments on our debt will depend on our ability to generate cash or secure additional financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. If our business does not generate sufficient cash flow from operations and sufficient future financing is not available to us, we may not be able to repay our debt, operate our business or fund our other liquidity needs. If we cannot meet or refinance our obligations when they become due, we may be required to attempt to raise capital, reduce expenditures, or take other actions which we may be unable to successfully complete or, even if successful, could have a material adverse effect on us. If such sources of capital are not available or not available on sufficiently favorable terms, we may seek other avenues to fund the business, including sale/leaseback arrangements or seeking to sell assets of all or a portion of our operations. If we decide to raise capital in the equity markets or take other actions, our shareholders could incur significant dilution or diminished valuations, or if we are unable to raise capital, our ability to effectively operate our business could be impaired. In addition, if we are successful in raising capital in the equity markets to repay our indebtedness or for any other purpose in the future, our shareholders could incur significant dilution.

We violated the terms of the PIPE Purchase Agreement and registration rights agreement, which such violation could have a material adverse effect on our financial health and our ability to obtain financing in the future.

On October 2, 2019, the Company entered into the PIPE Purchase Agreement, which contains a prohibition on equity sales by the Company, which such prohibition was violated by the Greentree Financing (defined below). The Company also entered into registration rights agreement in connection with the PIPE Financing, which required the Company to file a resale registration statement within a prescribed time period. The Company did not file such a registration statement within the time period required by the registration rights agreement. If those investors were to have taken action as a result of the Company’s violations, the Company’s results could have been adversely impacted in future periods, and would have likely harmed the Company’s ability to obtain financing in the future at all.

Our success will depend on the reliability and performance of third-party distributors, manufacturers, and suppliers.

We compete with other companies for the production capacity of third-party suppliers for components. Certain of these competing companies have substantially greater financial and other resources than we have, and we may be at a competitive disadvantage in seeking to procure production capacity. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We also rely on operators and distributors to market and distribute our products. If our operators or distributors are unsuccessful, we may miss revenue-generating opportunities that might otherwise have been recognized.

We are dependent on a small number of key suppliers and customers. Changes in our relationships with these parties or changes in the economic environments in which they operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our revenues are concentrated with a small number of customers. We do not have long-term agreements with our customers, and instead develop our products on an item-by-item basis subject to purchase orders from customers. No assurances can be given that our customers will continue to submit purchase orders for new products.

To manufacture our products, we purchase components from independent manufacturers, many of whom are located in Asia. An extended interruption in the supply of these products or suitable substitute inventory would disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

For a number of our key inventory components, we rely on two China-based suppliers, Pokar Industrial Ltd., and MJR Corporation. These suppliers have discussed the possibility of entering into a joint venture at an undetermined time in the future, whereby they would consolidate their operations and conduct such operations from a single location. As we are currently transitioning the manufacturing of more of our components to these suppliers, our increased dependence on them could have an adverse effect on our business, financial condition, and operations if the consolidation of their operations results in a diminished capacity to timely produce our components. We cannot estimate with any certainty the length of time that would be required to establish alternative supply relationships, or whether the quantity or quality of materials that could be so obtained would be sufficient. Furthermore, we may incur additional costs in sourcing materials from alternative producers. The disruption of our inventory supply, even in the short term, could have a material adverse effect on our business, financial condition, and results of operations.

In the first quarter of 2020, the COVID-19 outbreak caused disruptions in our manufacturing operations, which resulted in delays in the shipment of products to certain of our customers and ultimately, a suspension of our Asian operations in January 2020. A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery and assembly process within any of our production facilities could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, inventory reductions by customers, and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company has certain significant customers. For the period ended December 31, 2019 and 2018, the Company’s largest customer comprised approximately 14% and 21% of net sales, respectively. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on net sales.

If customers are dissatisfied with services and switch to competitive services, or disconnect for other reasons such as preference for digital technology products or other technology enhancements not then offered, the Company’s attrition rates may increase. In periods of increasing attrition rates, recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services the Company provides.

A significant portion of our business is conducted with customers and suppliers located outside of the United States. Currency, economic, political, health related and other risks associated with our international operations in China and Japan could adversely affect our operating results.

Our international customers and suppliers are concentrated in China and Japan. Our revenues from international customers, and our inventory costs from international suppliers are exposed to the potentially adverse effects of currency exchange rates, local economic conditions, health related conditions, political instability, and other risks associated with doing business in foreign countries. To the extent that our revenues and purchases from international business partners increase in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

For example, the imposition of trade sanctions or other regulations upon China by the United States or the European Union, or the loss of  “normal trade relations” status with China, could significantly increase our cost of products imported into the United States or Europe and harm our business. In addition, the occurrence of a health related crisis such as COVID-19, which emerged in China where many of the Company’s suppliers and customers are located. COVID-19 has been expanding within Asia and globally, such that the Company’s operations in Asia have been largely suspended since January 2020. Additionally, the suspension of manufacturing operations by government inspectors in China could result in delays to us in obtaining product and may have a material adverse effect on our ability to import products from China. Furthermore, Japanese economic policies are subject to rapid change and the government of Japan may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of Japan will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform.

Besides the risks discussed above, our dependence on foreign customers and suppliers also means that we may be affected by changes in the relative value of the U.S. Dollar to foreign currencies, including the Chinese Renminbi and Japanese Yen. Although our receipts from foreign customers and our purchases of foreign products are principally negotiated and paid for in U.S. Dollars, a portion of our business is denominated in other currencies and changes in the applicable currency exchange rates might negatively affect the profitability and business prospects of our customers and vendors. This, in turn, might cause such vendors to demand higher prices, delay shipments, or discontinue selling to us. This also might cause such customers to demand lower prices, delay, or discontinue purchases of our products or demand other changes to the terms of our relationships. These situations could in turn ultimately reduce our revenues or increase our costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is closely tied to theme park patronage, and factors that negatively impact theme parks may also negatively affect our ability to generate revenues.

Theme parks represent a significant portion of our customers. Therefore, factors that may negatively impact the theme park industry may also negatively impact our future revenues. If theme parks experience reduced patronage, revenues may be reduced as sales of our products correspondingly decline, or theme parks may stop selling our products altogether. The levels of theme park patronage, and therefore our revenues, are affected by a number of factors beyond our control, including:

●	general economic conditions;

●	levels of disposable income of theme park patrons;

●	downturn or loss in popularity of the theme park industry in general;

●	the relative popularity of entertainment alternatives to theme parks;

●	local conditions in key markets, including seasonal and weather-related factors;

●	increased transportation costs;

●	natural disasters, acts of terrorism and anti-terrorism efforts;

●	changes or proposed changes to tax laws;

●	legal and regulatory issues affecting the development, operation and licensing of theme parks;

●	the availability and cost of capital to construct, expand or renovate new and existing theme parks;

●	the level of new theme park construction and renovation schedules of existing them parks; and

●	competitive conditions in the theme park industry, including the effect of such conditions on the pricing of our products.

These factors significantly impact the demand for our products.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, which could cause fluctuations in the price of our securities.

We are subject to the following factors that may negatively affect our operating results:

●	the announcement or introduction of new products by our competitors;

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers for necessary development and manufacturing services;

●	regulation by federal, state, or local governments; and

●	general economic conditions, as well as economic conditions specific to the entertainment, theme park, party items, arts and crafts, and packaging industries.

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

As a result of our lack of any operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service, or marketing that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast.

The Company’s results of operations could be negatively impacted by inflationary or deflationary economic conditions, which could affect the ability to obtain raw materials, component parts, freight, energy, labor, and sourced finished goods in a timely and cost-effective manner.

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum and nickel. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to, plastics, resins, wood, and corrugated products. The Company’s cost base also reflects significant elements for freight, energy and labor. The Company also sources certain finished goods directly from vendors. If the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices, and there can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

Further, as a result of inflationary or deflationary economic conditions, the Company believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Company in order to fulfill their obligations. In a limited number of circumstances, the magnitude of the Company’s purchases of certain items is of such significance that a change in established supply relationships with suppliers or increase in the costs of purchased raw materials, component parts, or finished goods could result in manufacturing interruptions, delays, inefficiencies, or an inability to market products. Changes in value-added tax rebates, currently available to the Company or to its suppliers, could also increase the costs of the Company’s manufactured products, as well as purchased products and components, and could adversely affect the Company’s results.

In addition, many of the Company’s products incorporate battery technology. As other industries begin to adopt similar battery technology for use in their products, the increased demand could place capacity constraints on the Company’s supply chain. In addition, increased demand for battery technology may also increase the costs to the Company for both the battery cells as well as the underlying raw materials. If the Company is unable to mitigate any possible supply constraints or related increased costs, its profitably and financial results could be negatively impacted.

Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact the Company’s performance and prospects for future growth.

The Company’s competitive advantage is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, billing, and operating data. We may purchase some of our information technology from vendors, on whom our systems will depend, and we rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications could be subject to unauthorized access by hackers or others through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption, or leakage of information from our systems could harm our reputation and business.

In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us on any social networking website could damage our or our brands’ reputations. Employees or others might disclose non-public sensitive information relating to our business through external media channels, including through the use of social media. The continuing evolution of social media will present us with new challenges and risks.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow, or financial condition, impose additional costs on us, or otherwise adversely affect our business.

We are subject to regulation by laws and regulations at the local, state, and federal levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, or otherwise adversely affect our business.

Article XIII of our Amended and Restated Articles of Incorporation designates the courts of the State of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, and therefore may limit our shareholders’ ability to choose a forum for disputes with us or our directors, officers, employees, or agents.

Article XIII of our Amended and Restated Articles of Incorporation provide that, to the fullest extent permitted by law, and unless we consent to the selection of an alternative forum, the courts of the State of Nevada shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer of the Company to the Company or the Company’s shareholders, (c) any action or proceeding asserting a claim against the Company arising pursuant to any provision of the Nevada Revised Statutes or the Company’s amended and restated articles of incorporation or Second Amended and Restated Bylaws (as either might be amended from time to time), or (d) any action or proceeding asserting a claim against the Company governed by the internal affairs doctrine.

We believe the choice-of-forum provision in our Amended and Restated Articles of Incorporation provide will help provide for the orderly, efficient, and cost-effective resolution of Nevada-law issues affecting us by designating courts located in the State of Nevada (our state of incorporation) as the exclusive forum for cases involving such issues. However, this provision may limit a shareholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such actions against us and our directors, officers, employees, and agents. While there is no Nevada case law addressing the enforceability of this type of provision, Nevada courts have on prior occasion found persuasive authority in Delaware case law in the absence of Nevada statutory or case law specifically addressing an issue of corporate law. The Court of Chancery of the State of Delaware ruled in June 2013 that choice-of-forum provisions of a type similar to those included in our Amended and Restated Articles of Incorporation provide are not facially invalid under corporate law and constitute valid and enforceable contractual forum selection clauses. However, if a court were to find the choice-of-forum provision in our Amended and Restated Articles of Incorporation provide inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

We could face substantial competition, which could reduce our market share and negatively impact our net revenue.

There are a number of companies that manufacture and distribute products similar to ours. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing, and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, reduce our net revenue, and increase our costs.

Our long-term success will depend to some degree on our ability to protect the proprietary technology that we have developed or may develop or acquire in the future. Patent applications can take many years to issue, and we can provide no assurance that any such patents would be issued. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating our products or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for products such as ours. Even if our pending patents were to be issued, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products. Although we may aggressively pursue anyone whom we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon our intellectual property rights will require substantial financial resources, especially given our lack of patent registrations and applications. We may not have the financial resources to bring such suits, and if we do bring such suits, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Third-party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

Especially given that we produce products for licensed properties, we are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages, or prohibit us from distributing our products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which later may result in issued patents that our products may infringe. If any of our products infringe a valid patent, we could be prevented from distributing that product unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the product to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Our brands are important assets of our businesses and violation of our trademark rights by imitators, or the failure of our licensees or vendors to comply with our product quality, manufacturing requirements, marketing standards, and other requirements could negatively impact revenues and brand reputation.

Our trademarks have a reputation for quality and value and are important to our success and competitive position. Unauthorized use of our trademark rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with our ability to effectively represent ourselves to our customers, contractors, suppliers, and/or licensees, and increase litigation costs. Similarly, failure by licensees or vendors to adhere to our standards of quality and other contractual requirements could result in loss of revenue, increased litigation, and/or damage to our reputation and business. There can be no assurance that our ongoing efforts to protect our brand and trademark rights and ensure compliance with our licensing and vendor agreements will prevent all violations.

Defects in our products could reduce our revenue, increase our costs, burden our engineering, and marketing resources, involve us in litigation and adversely affect us.

Our success will depend on our ability to avoid, detect, and correct defects in our products. We may not be able to maintain products that are free from defects. Although we have taken steps to prevent defects, our products could suffer such defects. The occurrence of such defects or malfunctions could result in physical harm to the patrons of our customers and the subsequent termination of agreements, cancellation of orders, product returns, and diversion of our resources. Even if our customers do not suffer financial losses, customers may replace our products if they do not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and/or loss of sales. In addition, the occurrence of defects in our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our ability to do business in certain jurisdictions.

Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth.

Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on our ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

Our products could be recalled.

The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation.

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the novel respiratory illness coronavirus (“COVID-19”).

On March 11, 2020, the World Health Organization declared the outbreak of the novel respiratory illness COVID-19 a pandemic. The new strain of COVID-19 is considered to be highly contagious and poses a serious public health threat. The outbreak of COVID-19 emerged in China, where many of the Company’s suppliers and customers are located. COVID-19 has been expanding within Asia and globally, such that the Company’s operations in Asia have been largely suspended since January 2020.

Any outbreak of such epidemic illness or other adverse public health developments may materially and adversely affect the global economy, our markets and our business. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our manufacturing operations, which have resulted in delays in the shipment of products to certain of our customers and ultimately, a suspension of our Asian operations in January 2020. A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery and assembly process within any of our production facilities could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for automobile sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

We face potential business disruptions and related risks resulting from the recent outbreak of the novel coronavirus, which could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. The COVID-19 outbreak has grown into a global pandemic that has impacted Asia, United States, Europe and other countries throughout the world. Financial markets have been experiencing extreme fluctuations that may cause a contraction in available liquidity globally as important segments of the credit markets react to the development. The pandemic may lead to a decline in business and consumer confidence. The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have closed and limits have been placed on travel. The extent to which COVID-19 may impact our business, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are monitoring the potential impact of the COVID-19 outbreak, and if COVID-19 continues to spread globally, including in the United States, we may experience disruptions that could severely impact the development of our product candidates, including:

●	delays or difficulties in reopening of theme parks and water parks in the United States, Asia and Europe;

●	the uncertainty that our contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time; and

●	the impact of social distancing on theme parks; and

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; and

●	the undetermined costs to theme parks in reopening to remain within local, state and federal guidelines that may ultimately effect our sales; and

●	the majority of our retail customers have been unable to sell our products in their stores due to government-mandated closures and have temporarily reduced orders for our products;

●	the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally; and

●	in the event a communicable illness, such as COVID-19, was contracted at, or that an outbreak of a communicable illness originated within, one of our customer theme parks, they may suffer reputational damage that could adversely affect guest attendance and ticket sales and adversely affect our results; and

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Risks Associated with an Investment in our Common Stock

Our executive officers, directors, and principal shareholders maintain the ability to control substantially all matters submitted to shareholders for approval.

As of May 28, 2020, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own 3,024,438 shares of common stock representing approximately 32.84% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire.

The market price of our shares may fluctuate significantly.

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our shares include:

●	our actual or projected operating results, financial condition, cash flows, and liquidity, or changes in business strategy or prospects;

●	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;

●	loss of a major funding source;

●	actual or anticipated accounting problems;

●	publication of research reports about us, or the industries in which we operate;

●	changes in market valuations of similar companies;

●	adverse market reaction to any indebtedness we incur in the future;

●	speculation in the press or investment community;

●	price and volume fluctuations in the overall stock market from time to time;

●	general market and economic conditions, trends including inflationary concerns, and the current state of the credit and capital markets;

●	significant volatility in the market price and trading volume of securities of companies in our sector, which are not necessarily related to the operating performance of these companies;

●	changes in law, regulatory policies or tax guidelines, or interpretations thereof;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	operating performance of companies comparable to us;

●	short-selling pressure with respect to shares of our shares generally;

●	uncertainty surrounding the strength of the United States economic recovery; and

●	concerns regarding the United Kingdom’s exit from the European Union.

As noted above, market factors unrelated to our performance could also negatively impact the market price of our shares. One of the factors that investors may consider in deciding whether to buy or sell our shares is our distribution rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our shares. For instance, if interest rates rise, it is likely that the market price of our shares will decrease as market rates on interest-bearing securities increase.

Shares eligible for future sale may have adverse effects on our share price.

Sales of substantial amounts of shares or the perception that such sales could occur may adversely affect the prevailing market price for our shares. We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute the existing shareholders’ interests in us.

If we take advantage of specified reduced disclosure requirements applicable to an “emerging growth company” under the JOBS Act, the information that we provide to shareholders may be different than they might receive from other public companies.

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than you might receive from other public reporting companies in which you hold equity interests.

If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.

Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. As of December 31, 2019, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized, and reported within the time periods specified by the Exchange Act rules and regulations. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, our efforts to comply with the rules and regulations under the Sarbanes-Oxley or new or changed laws, regulations, and standards may differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice. Regulatory authorities may investigate transactions disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and if legal proceedings are initiated against us, it may harm our business.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We currently intend to retain all of our future earnings to finance the growth and development of our business, and therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We believe it is likely that our board of directors will continue to conclude, that it is in the best interests of the Company and its shareholders to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future. If we were to issue shares of preferred stock, the rights of the holders of common stock could be impaired by such issuance of preferred stock. Pursuant to the Articles of Merger, filed with the Nevada Secretary of State on September 7, 2019, our board of directors has the right, without shareholder approval, to issue preferred stock with voting, dividend, conversion, liquidation, or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible negative impact on takeover attempts as a result of the issuance of such preferred stock could also adversely affect the price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price, and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no or too few securities or industry analysts commence coverage of us, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2019 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2019:

Location	Owned or Leased	Lease Expiration	Type of Property
1 West Broad Street, Suite 1004 Bethlehem, PA 18018	Leased	July 31, 2022	Principal Executive Office
909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Office space
20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center
520 Elliot Street, Charlotte, NC 28202	Leased	Month-to-Month	Office Space
660 West Fairbanks Avenue, Suite 1 Winter Park, FL 32789	Leased	September 30, 2020	Office Space
532 Durham Road, Suite 101A Newtown, PA 18940	Leased	May 31, 2020	Office Space
150 West Walnut Street Gardena, CA	Leased	October 31, 2021	Office Space
51 South Lincoln Avenue Washington, NJ 07882	Owned	Month-to-Month	Rental Property
Penninsula Centre 67 Mody Road, 11th Floor Room 1112 Tsimshatsui East, Kowloon, Hong Kong	Leased	July 22, 2020	Office Space

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

Holders of Record

The Company had approximately 337 holders of record of our common stock as of May 28, 2020.

Dividends

We have not historically declared dividends on our common stock, and we do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)(2)	80,000	$7.01	490,036
Equity compensation plans not approved by shareholders (1)	-	$-	-
Total	80,000	$7.01	490,036

(1)	The information presented in this table is as of May 28, 2020.

(2)	We originally adopted the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) in December 2017, which was amended on February 9, 2018, provides for up to 1,764,705 (490,036 remaining as of May 28, 2020) shares of common stock to be issued as stock-based incentives. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards, and restricted stock that are made to employees, directors, and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our shareholders and reward our executive officers for improved Company performance.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Issuance of common stock - 2020

On January 23, 2020, we issued 160,000 shares of our common stock to Greentree valued at $374,400 in connection with the Greentree Financing.

On March 16, 2020, we issued 238,750 shares of common stock valued at $477,500 as per the terms of the Asset Purchase Agreement dated March 11, 2020.

On April 24, 2020, we issued 10,700 shares of our common stock valued at $21,935 to BHP Capital NY Inc. as origination shares as per the terms of the Securities Purchase Agreement dated April 7, 2020.

On April 24, 2020, we issued 10,700 shares of our common stock valued at $21,935 to Jefferson Street Capital, LLC as origination shares as per the terms of the Securities Purchase Agreement dated April 7, 2020.

On May 21, 2020, the Company issued 200,000 shares of common stock valued at $456,000 to PPE Brickell Supplies, LLC as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 21, 2020, the Company issued 50,000 shares of common stock valued at $114,000 to Graphene Holdings, LLC as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 21, 2020, the Company issued 50,000 shares of common stock valued at $114,000 to a Consultant for consulting services.

On May 22, 2020, the Company issued 200,000 shares of common stock valued at $466,000 to Graphene Holdings as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

Issuance of common stock - 2019

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

On August 26, 2019, we issued 181,005 shares of our common stock, of which 153,005 shares were reserved shares which were returnable upon repayment, valued at $713,159.70 to a note holder related to the borrowing of funds. These shares were returned in 2020 and are no longer outstanding.

On November 4, 2019, we issued 15,000 shares of our common stock valued at $29,880 to one of our note holders related to our borrowing of funds.

On November 21, 2019, we issued 1,175,000 shares of our common stock to investors at a purchase price of $2.00 per share in connection with the PIPE Transaction.

On December 5, 2019, we issued 45,000 shares of our common stock valued at $90,000 related to the acquisition of the assets of Uber Mom, LLC.

On December 19, 2019, we issued 10,000 shares of our common stock valued at $20,000 to 32 Entertainment, LLC, related to the borrowing of funds.

On December 31, 2019, we issued 10,000 shares of our common stock valued at $20,000 to Joseph Tropea, a note holder, related to the borrowing of funds.

Issuance of common stock - 2018

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

Issuance of common stock under the Company’s Equity Compensation Plan:

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

On May 6, 2019, we issued 12,500 shares of our common stock valued at $47,625 to an innovator for the licensing of their product.

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

On December 17, 2019, we issued 10,000 shares of our common stock valued at $20,000 to a consultant for strategic consulting services for our Amazon.com business.

On December 23, 2019, we issued 100,000 shares of our common stock valued at $200,000 to Phil Anderson, former Chief Strategic Officer, for satisfaction of surrendering his outstanding options.

On December 23, 2019, we issued 32,813 shares of our common stock valued at $65,626 to Phil Anderson, our former Chief Financial Officer and Chief Strategic Officer, for satisfaction of his remaining payments under his strategic consulting contract.

On December 31, 2019, we issued 23,923 shares of our common stock valued at $47,846 to 4 Keeps Roses, Inc, related to the joint venture of Ed Roses, LLC.

On January 13, 2020, we issued 50,000 shares of our common stock valued at $100,000 to Ridgewood LLC, a consultant for strategic consulting services for assistance with sales on Amazon.com.

On February 7, 2020, we issued 15,000 shares of our common stock to MZHCI, LLC valued at $40,350 in connection with the satisfaction of outstanding amounts due under a settlement agreement.

On March 16, 2020, the Company issued 300,000 shares of our common stock valued at $600,000 to a Consultant as per the terms of the Consulting Agreement dated September 12, 2019.

On March 16, 2020, the Company issued 50,000 shares of our common stock valued at $100,000 to a Consultant as per the terms of the Consulting Agreement dated September 12, 2019.

On April 13, 2020, we issued 12,500 shares of 12,500 shares of our common stock valued at $31,625 to Caro Partners, LLC for consulting services.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties.

Overview

Edison Nation is a vertically-integrated, end-to-end, consumer product research & development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of December 31, 2019, Edison Nation, Inc. had five wholly owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc. and 50% of Best Party Concepts, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

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

Cloud B, Inc. Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level. The Earn Out Agreement expires on December 31, 2021. CBAV1, LLC, a wholly-owned subsidiary of Edison Nation, Inc., owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CBAV1, LLC, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future. In February 2020, the Company sold its interest in Cloud B, Inc. but continues to sell products under the Cloud B tradename.

Impairments

During 2019, the Company recognized an impairment of $4,443,000 related to our acquired goodwill related to the above acquisitions. The impairment was a result of decreased operations and profitability related to the above acquisitions.

Acquisition of Pirasta, LLC

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

Ed Roses, LLC Joint Venture

On August 23, 2019, the Company formed Ed Roses, LLC, a 50% joint venture with 4Keeps Roses, Inc., to distribute preserved roses, flowers and associated gift products.

Uber Mom, LLC Asset Acquisition

On November 6, 2019, the Company issued 45,000 shares of our common stock and paid $52,352 in cash to acquire the assets of Uber Mom, LLC, which was the approximate value of Uber Mom, LLC’s inventory.

Edison Nation Medical Operations

Edison Nation Holdings, LLC formed Edison Nation Medical (“EN Medical”) in May of 2012 as a partnership with Carolinas Healthcare Systems (now called Atrium). Atrium is the 2nd largest healthcare system in the US. Carolina Health (Atrium) looked to identify a way to aggregate and commercialize the healthcare related innovations that were coming from their physicians, nurses, and patients, and Edison Nation offered a platform to provide that function.

EN Medical built out a separate platform, leveraging the Edison Nation model to look for ideas that improved patient care and lowered costs. EN collected some great ideas, but the market shifted and EN found that the licensing model was very difficult as big medical device companies wanted to acquire companies with sales versus just buying IP and prototypes.

Today, EN Medical operates an online portal granting hospitals, government agencies and distributors access to its catalog of medical supplies and hand sanitizers.

Non-Employee Director Compensation

On September 26, 2018, the Compensation Committee of the board of directors approved the terms of compensation to be paid to non-employee directors for fiscal year 2018. Compensation for non-employee directors includes an annual retainer of $15,000, an annual committee meeting fee of $5,000, if such director chairs a committee of the board of directors, and an award of options to purchase 20,000 shares of the Company’s common stock (the “Options”). The restricted stock underlying such Options were to vest one year after the grant date. However, the Options were never granted.

Accordingly, on November 15, 2019, in lieu of granting the Options, the Company granted the board of directors restricted stock units of 20,000 shares which vested immediately. In addition, on November 15, 2019, the Company granted each non-employee director restricted stock units of 30,000 shares, which vested on January 1, 2020.

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

In Mr. Vroman’s capacity as the Company’s Controller, Brett Vroman had previously entered into an Employment Agreement with the Company on October 5, 2018 (the “Vroman Employment Agreement”). As a result of Mr. Vroman’s appointment as Chief Financial Officer, Mr. Vroman and the Company amended the Vroman Employment Agreement on June 6, 2019 (the “Vroman Amendment”).

The Vroman Employment Agreement provides for a term of 3 years terminable at will by either party, as well as an annual discretionary bonus of up to 50% of his base salary based on performance criteria determined by the Board. Mr. Vroman will also receive the normal benefits available to the Company’s executives. If Mr. Vroman’s employment is terminated by the Company without Cause (as defined in the Vroman Employment Agreement) or by Mr. Vroman as a result of a material breach by the Company, Mr. Vroman will be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 months following the termination. The Vroman Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in the Vroman Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company.The Vroman Amendment provides that Mr. Vroman’s base salary shall be increased to $200,000 for the remainder of the term of the Vroman Employment Agreement. Additionally, Mr. Vroman has agreed to surrender certain Stock Options (defined under the Vroman Employment Agreement) previously awarded for 50,000 restricted stock units under the Plan. The restricted stock units will become vested upon Mr. Vroman’s completion of services specified in the Amendment or, if sooner, upon a change in control of the Company (as described in the Plan) or Mr. Vroman’s death. Mr. Vroman’s restricted stock units will be subject to the further terms of the Incentive Plan.

Philip Anderson’s Employment Agreement provided for a term of 3 years terminable at will by either party, an annual base salary of $250,000 per year and an annual discretionary bonus of up to 100% of his base salary based on performance criteria determined by the Board. Mr. Anderson would have also received the normal benefits available to the Company’s executives. Under Mr. Anderson’s Employment Agreement and pursuant to the Company’s employee stock option program, the Company confirmed that it had previously granted Mr. Anderson options to purchase 210,000 shares of Common Stock at an exercise price equal to $5.00 per share (the “Anderson Options”). The Anderson Options vest according to the vesting schedule set forth in the Non-Qualified Option Agreement described therein. If Mr. Anderson’s employment is terminated by the Company without Cause (as defined in Mr. Anderson’s Employment Agreement) or by Mr. Anderson as a result of a material breach by the Company, Mr. Anderson would be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 months following the termination. Mr. Anderson’s Employment Agreement also contained certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in Mr. Anderson’s Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company. On June 7, 2019, Mr. Anderson changed roles from the Company’s Chief Financial Officer to its Chief Strategy Officer. On December 2, 2019, Mr. Anderson separated from any employment with the Company.

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

Results of Operations

Year Ended December 31, 2019 versus Year Ended December 31, 2018

The following table sets forth information comparing the components of net loss for the years ended December 31, 2019 and 2018:

	Years Ended December 31,		Period over Period Change
	2019	2018	$	%
Revenues, net	$19,629,062	$16,502,209	$3,126,853	18.95%
Cost of revenues	12,822,450	11,425,619	1,396,831	12.23%
Gross profit	6,806,612	5,076,590	1,730,022	34.08%

Operating expenses:
Selling, general and administrative	15,909,840	9,718,286	6,191,554	63.71%
Impairment	4,443,000	-	4,443,000	100.00%
Gain on change in fair value of earnout liability	(520,000)	-	(520,000)	-100.00%
Total operating expenses	19,832,840	9,718,286	10,114,554	104.08%
Operating (loss) income	(13,026,228)	(4,641,696)	(8,384,532)	180.64%

Other (expense) income:
Rental income	102,815	102,815	-	0.00%
Interest expense	(1,298,168)	(501,221)	(796,947)	159.00%
Other income	3,054	-	3,054	100.00%
Total other (expense) income	(1,192,299)	(398,406)	(793,893)	199.27%
(Loss) income before income taxes	(14,218,527)	(5,040,102)	(9,178,425)	182.11%
Income tax (benefit) expense	(19,547)	303,915	323,462	106.43%
Net loss	$(14,198,980)	$(5,344,017)	$(8,854,963)	165.70%
Net loss attributable to noncontrolling interests	$(1,269,274)	$(13,891)	$(1,255,383)	9,037.38%
Net loss attributable to Edison Nation, Inc.	$(12,929,706)	$(5,330,126)	$(7,599,580)	142.58%

Revenue

For the year ended December 31, 2019, revenues increased by $3,126,853 or 18.95%, as compared to the year ended December 31, 2018. The increase was primarily attributable to new business in connection with our acquisitions in 2018. The increase includes licensing related revenues of approximately $176,000 related to our acquisition of Edison Nation Holdings, LLC and product revenues of approximately $3,578,000 related to our acquisition of Cloud B, Inc.

Cost of Revenues

For the year ended December 31, 2019, cost of revenues increased by $1,396,831 or 12.23%, as compared to the year ended December 31, 2018. The increase was primarily attributable to the increase in total consolidated revenues. The percentage increase of cost of revenues as compared to the revenue increase was lower due to higher margins on our licensing related revenues and Cloud B branded product revenues.

Gross Profit

For the year ended December 31, 2019, gross profit increased by $1,730,022, or 34.08%, as compared to the year ended December 31, 2018. The increase was primarily a result of the increase in revenues and increased margins due to sales of Cloud B products with higher product margins.

Operating Expenses

Selling, general and administrative expenses were $15,909,840 and $9,718,065 for the year ended December 31, 2019 and 2018, respectively, representing an increase of $6,191,554, or 63.71%. The increase was primarily attributable to payroll and related costs of $1,905,342, travel of $219,793, freight and postage of 191,364, depreciation and amortization of 846,925, professional fees of $2,005,757, rent expense of $231,508, computer and internet expenses of 90,269, marketing and advertising of $144,886, insurance of $51,505, selling expense of $885,338 and trade show expense of $100,290. The expense was offset by a decrease in stock-based compensation expense of $1,172,773.

Impairment

Impairment charges of $4,443,000 relate to an impairment charge related to our annual impairment assessment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The impairment was a result of decreased profitability as compared to anticipated profitability in our businesses acquired in 2018.

Gain on Change in Fair Value of Earnout

A gain of $520,000 was recognized related to a change in fair value of the earnout liability. The decrease in the earnout is related to decreased revenues as compared to anticipated revenues in our Cloud B business in 2019 and going forward.

Rental Income

Rental income was $102,815 for both the years ended December 31, 2019 and 2018.

Interest expense

Interest expense was $1,298,168 for the year ended December 31, 2019 versus $501,221 in the previous year ended December 31, 2018. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax benefit was $19,547 for the year ended December 31, 2019, an increase of $323,462 or 106.43%, compared to an expense of $303,915 for the year ended December 31, 2018. The change from expense to benefit was primarily due to losses in our foreign operations in fiscal 2019.

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

For the years ended December 31, 2019 and 2018, EBITDA and Adjusted EBITDA consisted of the following:

	For the Years Ended December 31,
	2019	2018
Net (loss) income	$(14,198,980)	$(5,344,017)
Interest expense, net	1,298,168	501,221
Income tax (benefit) expense	(19,547)	303,915
Depreciation and amortization	1,321,186	487,878
EBITDA	(11,599,173)	(4,050,990)
Stock-based compensation	2,299,915	2,025,994
Other noncash stock-based charges	-	1,222,172
Impairment	4,443,000	-
Restructuring and severance costs	446,114	148,167
Transaction and acquisition costs	447,908	689,103
Other non-recurring costs	1,520,777	62,686
Adjusted EBITDA	$(2,441,459)	$97,132

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

Liquidity and Capital Resources

For the year ended December 31, 2019, our operations lost approximately $13,026,228 of which approximately $8,064,101 was non-cash and approximately $364,320 related to transaction costs and non-recurring items.

At December 31, 2019, we had total current assets of $4,955,365 and current liabilities of $12,973,319 resulting in negative working capital of $8,017,954, of which approximately $4,015,484 related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on its promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of the Cloud B trade payables unlikely. At December 31, 2019, we had total assets of $23,609,619 and total liabilities of $16,155,187 resulting in stockholders’ equity of $7,454,432.

At December 31, 2019, we had $3,282,021 of outstanding notes payable due to our related parties of which $1,686,352 was the current portion. These notes arose as part of the consideration paid in our acquisition of SRM, Fergco and Edison Nation.

On May 2, 2018, we completed our IPO raising $6,562,600 in gross proceeds. The Company received approximately $5,315,176 in net proceeds after deducting discounts and commissions and other offering expenses.

At December 31, 2019, we had a cash and cash equivalents balance of $412,719. The Company believes that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

●	Raise further capital through the sale of addition equity

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal of $455,099 and related interest expense.

●	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000.

●	Possible sale of certain brands to other manufacturers.

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

Cash Flows

During the years ended December 31, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $5,036,455, which included a net loss of $14,198,980 that included $334,929 of cash provided by changes in operating assets and liabilities which was offset by stock-based compensation of $2,229,915, depreciation and amortization of $1,316,501 and amortization of debt issuance costs of $944,437. Net cash used in operating activities for the year ended December 31, 2018 was $2,776,003, which included a net loss of $5,344,017, that included $1,512,500 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $3,386,494, depreciation and amortization of $487,878 and amortization of debt issuance costs of $300,277.

Cash Flows from Investing Activities

Net cash used in investing activities was $159,938 and $1,414,021 for the years ended December 31, 2019 and 2018, respectively. Cash used in investing activities was mostly attributable to purchases of property and equipment in 2019 and acquisitions in 2018.

Cash Flows from Financing Activities

Cash provided by financing activities for the years ended December 31, 2019 totaled $3,556,381, which related mostly to borrowings from notes payable. Cash provided by financing activities for the years ended December 31, 2018 was $5,685,487, which related mostly to cash received of $5,315,176 from net proceeds from the Company’s initial public offering and net borrowings of $469,755 under our debt instruments

Off-Balance Sheet Arrangements

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Edison Nation, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Edison Nation, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Changes in Accounting Principles

ASU No.2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards update (“ASU”) No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

New York, NY

May 29, 2020

Edison Nation, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$412,719	$2,052,731
Accounts receivable, net	2,108,099	1,877,351
Inventory	1,369,225	923,707
Prepaid expenses and other current assets	917,433	611,695
Income tax receivable	147,889	-
Total current assets	4,955,365	5,465,484
Property and equipment, net	931,968	998,863
Right of use assets, net	732,100	-
Intangible assets, net	11,598,063	12,687,731
Goodwill	5,392,123	9,736,510
Total assets	$23,609,619	$28,888,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,397,650	$5,519,159
Accrued expenses and other current liabilities	1,594,669	1,135,551
Deferred revenues	159,591	175,956
Current portion of operating leases liabilities	272,215	-
Income tax payable	22,919	129,511
Line of credit, net of debt issuance costs of $15,573 and $30,000, respectively	456,995	531,804
Current portion of notes payable, net of debt issuance costs of $212,848 and $0, respectively	1,365,675	313,572
Current portion of notes payable – related parties	1,686,352	932,701
Due to related party	17,253	140,682
Total current liabilities	12,973,319	8,878,936
Contingent consideration	-	520,000
Operating leases liabilities –net of current portion	482,212	-
Convertible notes payable – related parties, net of current portion, net of debt discount of $366,666 and $466,667, respectively	1,061,495	961,494
Notes payable, net of current portion	42,492	56,688
Notes payable – related parties, net of current portion	1,595,669	2,531,490
Deferred tax liability	-	341
Total liabilities	$16,155,187	$12,948,949
Commitments and Contingencies (Note 14)

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 8,015,756 and 5,654,830 shares issued and outstanding as of December 31, 2019 and 2018, respectively	$8,016	$5,655
Additional paid-in-capital	26,259,575	20,548,164
Accumulated deficit	(18,495,461)	(5,565,756)
Total stockholders’ equity attributable to Edison Nation, Inc.	7,772,130	14,988,063
Noncontrolling interests	(317,698)	951,576
Total stockholders’ equity	7,454,432	15,939,639
Total liabilities and stockholders’ equity	$23,609,619	$28,888,588

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenues, net	$19,629,062	$16,502,209
Cost of revenues	12,822,450	11,425,619
Gross profit	6,806,612	5,076,590

Operating expenses:
Selling, general and administrative	15,909,840	9,718,286
Gain on change in fair value of earnout liability	(520,000)	-
Impairment of goodwill	4,443,000	-
Total operating expenses	19,832,840	9,718,286
Operating loss	(13,026,228)	(4,641,696)

Other (expense) income:
Rental income	102,815	102,815
Interest expense	(1,298,168)	(501,221)
Other income	3,054	-
Total other expense	(1,192,299)	(398,406)
Loss before income taxes	(14,218,527)	(5,040,102)
Income tax (benefit) expense	(19,547)	303,915
Net loss	(14,198,980)	(5,344,017)
Net loss attributable to noncontrolling interests	(1,269,274)	(13,891)
Net loss attributable to Edison Nation, Inc.	(12,929,706)	(5,330,126)
Net loss per share - basic and diluted	$(2.36)	$(1.28)
Weighted average number of common shares outstanding – basic and diluted	6,026,049	4,157,054

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2018	3,000,000	$3,000	$-	$(235,630)	$-	$(232,630)
Sale of common stock – investors in the IPO, net of offering costs of $1,247,424	1,312,520	1,313	5,313,863	-	-	5,315,176
Issuance of common stock to employees	103,636	104	559,395	-	-	559,499
Issuance of common stock to note holders	33,500	33	167,467	-	-	167,500
Issuance of common stock to vendors for services	158,797	159	800,841	-	-	801,000
Acquisition of Edison Nation Holdings, LLC – issuance of common stock to satisfy indebtedness	557,084	557	3,383,728	-	-	3,384,285
Acquisition of Cloud B, Inc. – issuance of common stock	489,293	489	2,663,711	-	-	2,664,200
Acquisition of Cloud B, Inc. – noncontrolling interest	-	-	-	-	1,158,000	1,158,000
Acquisition of Best Party Concepts, LLC – deemed distribution and noncontrolling interest	-	-	(692,533)	-	(192,533)	(885,066)
Acquisition of Pirasta, LLC – deemed distribution	-	-	(188,552)	-	-	(188,552)
Beneficial conversion option on indebtedness related to acquisition of Edison Nation Holdings, LLC	-	-	500,000	-	-	500,000
Shares reserved for future issuance of common stock to sellers of Edison Nation Holdings, LLC	-	-	6,014,250	-	-	6,014,250
Stock-based compensation	-	-	2,025,994	-	-	2,025,994
Net loss	-	-	-	(5,330,126)	(13,891)	(5,344,017)
Balance, December 31, 2018	5,654,830	5,655	20,548,164	(5,565,756)	951,576	15,939,639
Sale of common stock – investors, net of offering costs of $310,697	1,175,000	1,175	2,038,128	-	-	2,039,303
Issuance of common stock for services	291,736	292	738,008			738,300
Issuance of common stock to note holders	286,005	286	386,994	-	-	387,280
Issuance of common stock to employees	3,000	3	8,847	-	-	8,850
Issuance of common stock – Uber Mom in connection with acquisition of assets	45,000	45	98,568	-	-	98,613
Issuance of common stock upon the conversion of debt	560,185	560	1,119,810	-	-	1,120,370
Issuance of warrants – note holders	-	-	72,936	-	-	72,936
Share-based compensation	-	-	1,248,121	-	-	1,248,121
Net loss	-	-	-	(12,929,706)	(1,269,274)	(14,198,980)
Balance, December 31, 2019	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432

The accompanying notes are an integral part of these consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash Flow from Operating Activities
Net loss attributable to Edison Nation, Inc.	$(12,929,706)	$(5,330,126)
Net loss attributable to noncontrolling interests	(1,269,274)	(13,891)
Net loss	(14,198,980)	(5,344,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,316,501	487,878
Amortization of debt issuance costs	944,437	300,277
Stock-based compensation	2,299,915	3,386,493
Change in fair value of earnout	(520,000)	-
Impairment of goodwill	4,443,000	-
Deferred tax liability	(341)	(33,868)
Amortization of right of use asset	295,106	-
Changes in assets and liabilities:
Accounts receivable	(230,748)	590
Inventory	(445,518)	59,309
Prepaid expenses and other current assets	(704,626)	(353,440)
Accounts payable	1,878,491	(1,408,184)
Accrued expenses and other current liabilities	282,516	636,881
Operating lease liabilities	(272,779)	-
Due from related party	(123,429)	(507,922)
Net cash used in operating activities	(5,036,455)	(2,776,003)

Cash Flows from Investing Activities
Purchases of property and equipment	(159,938)	(141,440)
Acquisitions, net of cash	-	(772,581)
Purchase of loan held for investment	-	(500,000)
Net cash used in investing activities	(159,938)	(1,414,021)

Cash Flows from Financing Activities
Net borrowings under line of credit	-	531,804
Borrowings under convertible notes payable	1,111,111	-
Borrowings under notes payable	2,482,500	718,559
Repayments under line of credit	(90,382)	-
Repayments under notes payable	(1,231,744)	(648,299)
Repayments under notes payable – related parties	(182,170)	(132,309)
Fees paid for financing costs	(581,496)	(99,444)
Net proceeds from issuance of common stock – net of offering costs of $310,697	2,048,562	5,315,176
Net cash provided by financing activities	3,556,381	5,685,487
Net (decrease) increase in cash and cash equivalents	(1,640,012)	1,495,463
Cash and cash equivalents - beginning of year	2,052,731	557,268
Cash and cash equivalents - end of year	$412,719	$2,052,731

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$260,444	$103,865
Income taxes	$235,275	$265,015
Shares issued to note holders	$-	$167,500
Shares issued for the acquisition of Edison Nation Holdings, LLC	$-	$3,384,285
Shares issued for the asset acquisition of Uber Mom	$98,613	$-
Shares reserved for the acquisition of Edison Nation Holdings, LLC	$-	$6,014,250
Shares issued for the acquisition of Cloud B, Inc.	$-	$2,664,200
Borrowings under note payable for the purchase of property and equipment	$-	$73,559
Issuance of 5%, 5-year senior convertible notes for the acquisition of Edison Nation Holdings, LLC, net of debt discount for conversion feature	$-	$1,428,161
Change in fair value of earnout	$(520,000)	$520,000
Satisfaction of due from related party for acquisition of Best Party Concepts, LLC	$-	$500,000
Deemed distribution to shareholder for acquisition of Best Party Concepts, LLC	$-	$692,533
Satisfaction of due from related party for acquisition of Pirasta, LLC	$-	$470,000
Deemed distribution to shareholder for acquisitions of Pirasta, LLC	$-	$188,552
Right of use assets	$943,997	$-
Operating lease liabilities	$943,997	$-

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

As of December 31, 2019, Edison Nation, Inc. had five wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 72.15% of Cloud B, Inc., 50% of Best Party Concepts, LLC and 50% of Ed Roses, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Cloud B, Inc. owns 100% of Cloud B UK and Cloud B Australia.

August 23, 2019, the Company formed Ed Roses, LLC, a 50% joint venture with 4Keeps Roses, Inc., to distribute preserved roses, flowers and associated gift products.

On November 6, 2019, the Company issued 22,500 shares of our common stock and paid $52,352 in cash to acquire the assets of Uber Mom, LLC, which was the approximate value of Uber Mom, LLC’s inventory.

Liquidity

For the year ended December 31, 2019, our operations lost approximately $13,026,228 of which approximately $8,064,101 was non-cash and approximately $364,320 related to transaction costs and non-recurring items.

At December 31, 2019, we had total current assets of $4,955,365 and current liabilities of $12,973,319 resulting in negative working capital of $8,017,954, of which approximately $4,015,484 related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on its promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of the Cloud B trade payables unlikely. At December 31, 2019, we had total assets of $23,609,619 and total liabilities of $16,155,187 resulting in stockholders’ equity of $7,454,432.

The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss for the year ended December 31, 2019 included $3,621,101 related to depreciation, amortization and stock-based compensation. In addition, approximately $2,414,799 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced. The negative working capital includes approximately $4,015,484 related to unsecured trade payables in our Cloud B acquisition. In addition, our outstanding balances under notes payable includes $900,000 related to Cloud B. CB1 owns the senior secured position on the promissory note to Cloud B in the amount of $2,270,000. In February 2019, CB1, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future. In addition, SRM was an unsecured creditor in the amount of approximately $1,700,000 which is not included in the $4,015,484 due to intercompany elimination but at this time remains unpaid. The total liabilities of approximately $7,100,000, of which $1,700,000, or net of $5,400,000, has been eliminated in consolidation, are not expected to be satisfied due to the foreclosure.

On October 2, 2019, the Company entered into a Share Purchase Agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). In a series of three closings conducted in October 2019, the Company received net proceeds of $2,039,303 which consisted of $2,350,000 of gross proceeds offset by $310,697 of fees to placement agent and their lawyers. Alexander Capital, LP (“Alexander Capital”), a FINRA registered broker dealer, acted as placement agent with respect to the PIPE Transaction. In connection with the PIPE Transaction, Alexander Capital received a commission of $141,000, a debt restructuring fee of $64,208, a debt conversion fee of 15,889, a placement fee of $33,600 and warrants to purchase 70,500 shares of the Company’s common stock, at an exercise price of $2.50 per share (the “Placement Agent Warrants”). In connection with the PIPE transaction, the convertible notes entered into on May 13, 2019 were also converted at $2.00 per share into 560,185 shares of the Company’s common stock.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

●	Cloud B liabilities are unlikely to be paid due to CB1 holding the senior secured position and its rights under the foreclosure to the remaining assets of the entity to satisfy the outstanding obligation.

●	Raise further capital through the sale of addition equity

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal of $455,099 and related interest expense.

●	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000.

●	Possible sale of certain brands to other manufacturers.

●	Entry into other business opportunities through the Company’s Edison Nation Medical division.

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

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the previously reported net loss, Stockholders’ equity or cash flows.

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

The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $178,485 uninsured at December 31, 2019 of which all $178,485 was held in foreign bank accounts not covered by FDIC insurance limits as of December 31, 2019.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2019 and 2018, the allowance for uncollectable amounts was not material. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

As of December 31, 2019, no customers represented more than 10% of total accounts receivable.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2019 and 2018.

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

The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, require our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Revenue Recognition

Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606:

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

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the years ended December 31, 2019 and 2018 was as follows:

	For the Years Ended December 31,
	2019	2018

Revenues:
Product sales	$19,184,428	$16,037,221
Service revenues	-	197,068
Licensing revenues	444,634	267,920
Total revenues, net	$19,629,062	$16,502,209

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the years ended December 31, 2019 and 2018, the following customers represented more than 10% of total net revenues:

	For the years ended December 31,
	2019	2018
Customer:
Customer A	14%	21%

For the years ended December 31, 2019 and 2018, the following geographical regions represented more than 10% of total net revenues:

	For the Years Ended December 31,
	2019	2018
Region:
North America	76%	80%
Asia-Pacific	9%	13%
Europe	15%	7%

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

The following changes in level 3 instruments for the year ended December 31, 2019 are presented below:

Contingent Consideration Earnout
Balance, January 1, 2019	$(520,000)
Change in fair value of earnout	520,000
Balance, December 31, 2019	$-

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2019 and 2018 and the cumulative translation gains and losses as of December 31, 2019 and 2018 were not material.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2019, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

December 31,
2019
Selling Agent Warrants	160,492
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000
Options	80,000
Convertible shares under notes payable	285,632
Warrants for noteholders	50,000
Restricted stock units	210,000
Shares to be issued to consultants	412,500
Total	2,188,624

Edison Nation, Inc. and Subsidiaries

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Additionally, this accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued a practical expedient that would allow entities the option to apply the provisions of the new lease guidance at the effective date of adoption without adjusting the comparative periods presented. The Company adopted this standard in the first quarter of 2019 and the adoption had the following impact on the Company’s results and consolidated financial statements:

Edison Nation, Inc. and Subsidiaries

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04), “Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. ASU 2017-04 requires that if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. The Company early adopted ASU 2017-04 in the third quarter of 2018. The Company recognized an impairment charge of $4,443,000 under the simplified test for goodwill impairment.

In June 2018, the FASB issued an amendment to the accounting guidance related to accounting for employee share-based payments which clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This amendment is effective for annual periods beginning after December 15, 2018. The Company adopted this accounting guidance in the first quarter of 2019 with no impact on our financial statements.

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

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, except for items described in Note 16, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

The activity of Edison Nation Holdings, LLC included in the Company’s consolidated statements of operations from the date of acquisition was net sales of $267,920 and net loss of $197,485.

On October 29, 2018, the Company completed the acquisition of 72.15% of the outstanding capital stock of Cloud B, Inc. in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the annual gross sales of Cloud B, as reduced by the total gross sales generated by Cloud B in 2018. The Earn Out Agreement expires on December 31, 2021. In February 2019, CBAVI, LLC foreclosed on the Promissory Note it held that was secured by Cloud B, Inc.’s assets. After the foreclosure, there likely will be no assets to distribute to other creditors. In addition, the fair value of the earnout originally valued at $520,000 was reduced to $0 with an adjustment to change in fair value in the Company’s Consolidated Statements of Operations.

The activity of Cloud B, Inc. included in the Company’s consolidated statements of operations from the date of acquisition was net sales of $1,512,328 and net loss of $44,408.

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

The activity of Pirasta, LLC included in the Company’s consolidated statements of operations from the date of acquisition to December 31, 2018 was not material.

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

The activity of Best Party Concepts, LLC included in the Company’s consolidated statements of operations from the date of acquisition to December 31, 2018 was not material.

On November 6, 2019, the Company issued 45,000 shares of our common stock to acquire the assets of Uber Mom, LLC for $52,352, which was the approximate value of Uber Mom, LLC’s inventory.

The activity of Uber Mom included in the Company’s consolidated statements of operations from the date of acquisition to December 31, 2019 was not material.

Joint Venture

On August 23, 2019, the Company formed Ed Roses, LLC, a 50% joint venture with 4Keeps Roses, Inc., to distribute preserved roses, flowers and associated gift products.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisition — (Continued)

The following table summarizes the aggregate purchase price consideration paid for acquisitions during 2019:

Uber Mom
Cash paid	$52,352
Fair value of issued shares	98,613
Purchase consideration	$150,965

The following table summarizes the aggregate purchase price consideration paid for acquisitions during 2018:

	Edison Nation			Best Party
	Holdings, LLC	Cloud B, Inc.	Pirasta, LLC	Concepts, LLC
Cash paid	950,000	-	$-	$-
Fair value of issued shares	3,384,285	2,664,200	-	-
Fair value of reserved shares	6,014,250	-	-	-
Issuance of debt	1,428,161	-	-	-
Settlement of due from related party	-	-	470,000	500,000
Fair value of contingent consideration	-	520,000	-	-
Adjustment to purchase price – earnout		(520,000)
Purchase consideration	$11,776,696	$2,664,200	$470,000	$500,000

The Company believes that these combinations will further strengthen its future growth opportunities while also increasing product diversification. The Company accounted for these acquisitions as a business combination under the acquisition method of accounting.

The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed during 2018 at the date of acquisition:

	Edison Nation			Best Party
	Holdings, LLC	Cloud B, Inc.	Pirasta, LLC	Concepts, LLC
Cash and cash equivalents	$68,681	$104,744	$3,629	$365
Accounts receivable	15,958	636,755	7,696	6,906
Inventory	-	566,500	36,537	139,918
Other assets	39,691	172,747	-	4.356
Property and equipment	1,852	53,345	-	10,931
Goodwill	5,497,242	3,364,432	354,836	-
Intangible assets	6,400,000	6,600,000	-	-
Total assets acquired	12,023,424	11,498,523	402,698	162,476
Debt	-	1,400,000	-	-
Accounts payable	227,025	5,748,797	2,052	34,041
Accrued expenses and other liabilities	19,703	527,526	119,198	513,502
Total liabilities assumed	246,728	7,676,323	121,250	547,543
Noncontrolling interest	-	1,158,000	-	(192,534)
Distribution to shareholder	-	-	(188,552)	(692,533)
	$11,776,696	$2,664,200	$470,000	$500,000

The noncontrolling interest was valued based on the fair value of consideration paid to the Cloud B Sellers.

The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed during 2019 at the date of acquisition:

Uber Mom
Inventory	$52,352
Goodwill	98,613
Total assets acquired	$150,965

The following represents the pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire years ending December 31, 2018:

Years Ended December 31,
2018

Revenues, net	$20,988,594
Cost of revenues	13,566,605
Gross profit	7,421,989

Operating expenses:
Selling, general and administrative	13,144,691
Operating (loss) income	(5,722,702)

Other (expense) income:
Other (expense) income	(398,406)
(Loss) income before income taxes	(6,121,108)
Income tax expense	304,298
Net (loss) income	$(6,425,406)
Net (loss) income attributable to noncontrolling interests	(415,466)
Net (loss) income attributable to Edison Nation, Inc.	(6,009,940)
Net (loss) income per share - basic and diluted	$(1.09)
Weighted average number of common shares outstanding – basic and diluted	5,513,706

In connection with the acquisitions the Company will no longer present multiple segments for packaging materials and consumer goods segment as resources will be deployed on a consolidated level and all entities will operate cross functionally as one team to bring products to market.

Note 4 — Accounts Receivable

As of December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31,	December 31,
	2019	2018
Accounts receivable	$2,185,859	$1,889,112
Less: Allowance for doubtful accounts	(77,760)	(11,761)
Total accounts receivable, net	$2,108,099	$1,877,351

Note 5 — Inventory

As of December 31, 2019 and 2018, inventory consisted of the following:

	December 31,	December 31,
	2019	2018
Raw materials	$49,232	$48,576
Finished goods	1,319,993	875,131
Total inventory	$1,369,225	$923,707

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Prepaid expenses and other current assets

As of December 31, 2019 and 2018, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2019	2018
Deposits on inventory	$680,792	$133,073
Deposits	11,409	66,862
Prepaid insurance	46,848	59,892
Accrued revenue	18,966	36,657
Prepaid consulting fees	137,328	251,000
Other	22,090	64,211
Total prepaid expenses and other current assets	$917,433	$611,695

Note 7 — Property and equipment, net

As of December 31, 2019 and 2018, property and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
Land	$79,100	$79,100
Buildings – rental property	445,635	427,704
Building improvements	766,859	760,017
Equipment and machinery	3,917,080	3,929,332
Furniture and fixtures	387,836	322,157
Computer software	23,518	23,518
Molds	4,651,889	4,589,153
Vehicles	521,962	502,960
	10,793,879	10,633,941
Less: accumulated depreciation	(9,861,911)	(9,635,078)
Total property and equipment, net	$931,968	$998,863

Depreciation expense for the years ended December 31, 2019 and 2018 was $231,518 and $175,609, respectively.

Note 8 — Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2019 consisted of the following:

Total
Balance, January 1, 2018	$-
Acquisitions	9,736,510
Balance, January 1, 2019	$9,736,510
Acquisition of Uber Mom	98,613
Impairment	(4,443,000)
Balance, December 31, 2019	$5,392,123

The Company recorded and impairment charge of $4,443,000 related to our annual impairment assessment. The impairment was a result of decreased profitability as compared to anticipated profitability in our businesses acquired in 2018. The Company utilized the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Intangible assets, net

As of December 31, 2019, intangible assets consisted of the following:

			Gross		Net
			Carrying	Accumulated	Carrying
			Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	13.8 years	$4,270,000	$339,556	$3,930,444
Developed technology	7 years	5.7 years	3,800,000	697,619	3,102,381
Membership network	7 years	5.7 years	1,740,000	331,429	1,408,571
Non-compete agreements	2 years	.7 years	50,000	33,333	16,667
Total finite lived intangible assets			$9,860,000	$1,401,937	$8,458,063

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			$13,000,000	$1,401,937	$11,598,063

As of December 31, 2018, intangible assets consisted of the following:

			Gross		Net
			Carrying	Accumulated	Carrying
			Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	14.8 years	$4,270,000	$61,555	$4,208,445
Developed technology	7 years	6.7 years	3,800,000	159,524	3,640,476
Membership network	7 years	6.7 years	1,740,000	82,857	1,657,143
Non-compete agreements	2 years	1.7 years	50,000	8,333	41,667
Total finite lived intangible assets			$9,860,000	$312,269	$9,547,731

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			$13,000,000	$312,269	$12,687,731

Amortization expense for the years ended December 31, 2019 and 2018 was $1,089,668 and $312,269, respectively.

The estimated future amortization of intangibles subject to amortization at December 31, 2019 was as follows:

For the Years Ended December 31,	Amount
2020	$1,092,762
2021	1,076,095
2022	1,076,095
2023	1,076,095
2024	1,076,095
Thereafter	$3,060,921

Note 10 — Accrued expenses and other current liabilities

As of December 31, 2019 and 2018, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2019	2018
Accrued taxes - other	$261,396	$259,559
Accrued payroll and benefits	482,719	175,336
Accrued professional fees	201,318	133,261
Customer deposits	13,212	35,094
Accrued interest	341,559	269,782
Accrued legal contingencies	240,105	-
Other	54,359	262,519
Total accrued expenses and other current liabilities	$1,594,668	$1,135,551

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt

As of December 31, 2019 and December 31, 2018, debt consisted of the following:

	December 31,	December 31,
	2019	2018
Line of credit:
Asset backed line of credit	$472,567	$561,804
Debt issuance costs	(15,573)	(30,000)
Total line of credit	456,995	531,804

Senior convertible notes payable:
Senior convertible notes payable	1,428,161	1,428,161
Debt issuance costs	(366,666)	(466,667)
Total long-term senior convertible notes payable	1,061,495	961,494
Less: current portion of long-term notes payable	-	-
Noncurrent portion of long-term convertible notes payable	1,061,495	961,494

Notes payable:
Notes payable	1,621,015	370,250
Debt issuance costs	(212,848)	-
Total long-term debt	1,408,167	370,250
Less: current portion of long-term debt	(1,365,675)	(313,572)
Noncurrent portion of long-term debt	42,492	56,678

Notes payable – related parties:
Notes payable	3,282,021	3,464,191
Less: current portion of long-term debt – related parties	(1,686,352)	(932,701)
Noncurrent portion of long-term debt – related parties	$1,595,669	$2,531,490

Line of Credit

On December 27, 2018, the Company entered into credit agreement providing for an asset backed line of credit of $1,000,000. The credit agreement contains a revolving maturity date which is subject to an annual review by the lender. The credit agreement is collateralized by substantially all of the assets of Ferguson Containers, Inc. The interest rate was 8.5% as of December 31, 2019. The agreement contains certain covenants and definition. As of December 31, 2019, the Company was not in compliance with certain covenants under the line of credit. Subsequently, the Company repaid the line of credit in full from the use of funds from the Bayview factoring agreement.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt — (Continued)

Notes Payable

The Company borrowed funds under two separate notes, aggregating $645,000, in February 2018 and March 2018. In addition, the Company issued the 20,000 and 13,500 shares to the holders of the notes payable, respectively. The fair value of the shares issued was $167,500 which was recorded as a debt discount and fully amortized through interest expense. As of December 31, 2019, both holders of the notes were paid in full.

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

On May 16, 2019, the Company entered into a non-interest bearing promissory note of $300,000, with an original issue discount of $50,000. The Company issued 20,000 shares of its common stock to the note holder as additional consideration for the purchase of the note. The Company recorded $62,000 as a debt discount as of December 31, 2019 related to the value of the shares issued. The note matured on November 16, 2019 and was paid in full.

On June 14, 2019, the Company entered into that certain Loan Agreement with Tiburon Opportunity Fund (the “Lender”), dated June 14, 2019 (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan the Company $250,000. The Loan is interest bearing at the rate of 1.5% per month through the term of the Loan. Additionally, the Loan Agreement provides that the Company shall pay the Lender the entire unpaid principal and all accrued interest upon thirty days’ notice to the Company, but in any event, the notice shall not be sooner than August 11, 2019. The Loan proceeds are being used to fund general working capital needs of the Company. If the Company defaults on the performance of any obligation under the Loan Agreement, the Lender may declare the principal amount of the Loan owing under the Loan Agreement at the time of default to be immediately due and payable. Furthermore, the Loan Agreement grants the Lender a collateral interest in certain accounts receivable of SRM Entertainment Ltd., a subsidiary of the Company. The outstanding principal and interest on the note was repaid on December 27, 2019.

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

On January 24, 2020, the Company repaid the Labrys Note in full. Upon repayment of the Labrys Note, Labrys returned to the Company for cancellation the 153,005 shares of Common Stock that had been originally issued to as a portion of the commitment fee paid in connection with the Labrys Note, and allowed the Company to cancel the reservation of the 875,000 shares of Common Stock that had been reserved pursuant to the Labrys SPA and Labrys Note.

On December 4, 2019, the Company entered into a Senior Secured Note Agreement (the “32E Loan Agreement”) with 32 Entertainment LLC (“32E”), pursuant to which 32E agreed to loan the Company $250,000 (the “Loan”). The Loan is interest bearing at the rate of 10.0% per annum through the term of the Loan. The Company issued 10,000 shares of common stock to 32E in connection with the 32E Loan Agreement. In addition, the Company issued a warrant (the “32E Warrant”) to purchase 50,000 shares of the Company’s common stock. Under the terms of the 32E Loan Agreement, the Company entered into a registration rights agreement whereby the Company agreed to register the shares and file this registration statement on a Form S-1 with the SEC. The Company was required to have such registrations statement declared effective by the SEC within 90 calendar days. The Loan proceeds are being used to fund general working capital needs of the Company. If the Company defaults on the performance of any obligation under the Loan Agreement, 32E may declare the principal amount of the Loan owing under the 32E Loan Agreement at the time of default to be immediately due and payable. Interest is due in March, June and September. The outstanding principal and interest on the note are due on December 4, 2020. On May 19, 2020, the 32E Loan Agreement was amended to change the due date on the outstanding principal and interest to May 31, 2020.

Notes Payable – Related Parties

On September 30, 2018, in connection with the acquisition of SRM and Fergco, the Company issued two notes payable aggregating $2,996,500. One note was issued to NL Penn Capital, L.P, in relation to the acquisition of SRM in the amount of $2,120,000 and the other note was issued to the stockholders of Fergco in the amount of $876,500. The notes bear interest at a rate of six percent (6%) per annum and have an effective interest rate of six percent (6%) per annum. The Company is required to make monthly payments comprised of principal and interest beginning in January 2018 that are amortized over ten (10) years, with a balloon payment of all outstanding principal and interest due at the respective maturity dates of $677,698, due on December 1, 2020, and $1,249,043, due on December 1, 2022. NL Penn Capital, L.P. has from time to time agreed to defer payments due under the note. The former stockholders of Fergco have agreed to defer all payments due under the note and the deferred amount is due on demand.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt — (Continued)

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

On June 17, 2019, the Company entered into that certain Settlement and Release Agreement with the Investor (the “Settlement Agreement”) whereby the Company and the Investor agreed to terminate the FirstFire SPA, FirstFire Note, and all other documents entered into in connection therewith. Pursuant to the terms of the Settlement Agreement, the Company paid $566,000 and issued 15,000 shares of restricted common stock to the Investor (the “Settlement Amount”). Upon receipt of the Settlement Amount, the Investor and the Company have agreed to terminate the FirstFire SPA, FirstFire Note, and all other documents entered into in connection therewith, and to release, waive, and forever discharge the other party from, including, but not limited to, any claim, right, or legal action, whether past, current, or future, which may arise directly or indirectly out of such documents.

On May 13, 2019, the Company entered into a securities purchase agreement (the “May 2019 SPA”) with certain accredited investors (the “Investors”) pursuant to which the Investors purchased Senior Convertible Promissory Notes (the “May 2019 Notes”) from the Company. The use of proceeds from the May 2019 Notes was used for general working capital and to fund new product launches. Unless there is a specific Event of Default (as such term is defined in the May 2019 Notes), the Investors shall not have the ability to convert the principal and interest under the May 2019 Notes into shares of common stock. Pursuant to the May 2019 SPA, the Company agreed to sell to the Investors the May 2019 Notes, in the aggregate principal amount of $1,111,111, which are convertible into shares of common stock. Additionally, the Company will issue an additional 20,000 shares of common stock to the Investors as additional consideration for the purchase of the May 2019 Notes. Under the terms of the May 2019 SPA, the Investors have piggyback registration rights in the event the Company files a Form S-1 or Form S-3 within six months of May 13, 2019. The Company is also subject to certain customary negative covenants under the May 2019 SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investors under the terms of the May 2019 SPA and the May 2019 Notes.

As issued on May 13, 2019, the principal amount of the May 2019 Notes is $1,111,111, with an original issue discount in the amount of $111,111. The maturity date of the May 2019 Notes is November 13, 2019. The per share conversion price into which the principal amount and interest under the May 2019 Notes may be converted is equal to 80% multiplied by the lowest traded price of our common stock during the 20 consecutive trading days preceding the date of conversion. The conversion price may be adjusted in connection with certain material corporate events, and the Company is subject to cash penalties in the event that the Company fails to timely deliver certificates for shares of common stock issuable upon conversion of May 2019 Notes. The May 2019 Notes contain a cap, such that the total number of shares of Common Stock issuable under the May 2019 Notes are limited to 19.99% of the Company’s outstanding shares of common stock as of May 13, 2019. The Company issued 20,000 shares of its common stock to the note holders as additional consideration for the purchase of the notes in July 2019.

So long as an Event of Default has not occurred under the terms of the May 2019 Notes, the Company may prepay the May 2019 Notes at any time, given not less than three trading days’ notice. If the Company exercises its right to prepay the May 2019 Notes at any time within the initial 180 days following May 13, 2019, the prepayment amount to be paid by the Company shall be an amount in cash equal to the sum of 115% multiplied by the principal on the May 2019 Notes then outstanding, plus all accrued and unpaid interest, including unpaid default interest, if any.

Alexander Capital placed the notes and received warrants to purchase 24,366 shares of the Company’s common stock, at an exercise price of $2.85 per share. The notes were converted into 560,185 shares of common stock in November 2019 at $2.00 per share.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt — (Continued)

Receivables Financing and Inventory

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowings up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

On November 12, 2019, the Company entered into a Receivables Purchase Agreement with a financial institution (the “Receivables Purchase Agreement”), whereby the Company agreed to the sell of $225,000 of receivables for $200,000. The proceeds were used for general working capital.

On November 18, 2019, the Company entered into a Future Receivables Purchase Agreement with a financial institution (the “Future Receivables Purchase Agreement”), whereby the Company agreed to the sell of $337,500 of receivables for $250,000. The proceeds were used to fund our receivables for overseas distributors. Christopher B. Ferguson, our Chairman and Chief Executive Officer, personally guaranteed the prompt and complete performance of the Company’s obligations under the Future Receivables Purchase Agreement.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Debt — (Continued)

The scheduled maturities of the debt for the next five years as of December 31, 2019, are as follows:

For the Years Ended December 31,	Amount
2020	$3,737,443
2021	206,760
2022	1,419,285
2023	1,440,278
2024	-
Thereafter	-
$6,803,766
Less: debt discount	(595,088)
$6,208,678

For the year ended December 31, 2019, interest expense was $1,298,168 of which $320,781 was related party interest expense. For the year ended December 31, 2018 interest expense was $501,221.

Note 12 — Income Taxes

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

Cloud B, Inc. was a Subchapter S pass-through entity for income tax purposes prior to its acquisition by the Company on October 29, 2018. Accordingly, Cloud B, Inc. was not subject to income taxes prior to the acquisition and therefore the tax provision related to the United States income is only for the post-acquisition period.

Edison Nation Holdings, LLC and its subsidiaries are disregarded limited liability corporation entities for income tax purposes. Accordingly, EN was not subject to income taxes prior to the acquisition on September 4, 2018 and the results of operations were not material therefore the tax provision related to the United States income is only for the post-acquisition period.

United States and foreign components of income before income taxes were as follows:

	For the Years Ended December 31,
	2019	2018
United States	$(14,210,716)	$(5,828,261)
Foreign	(7,811)	788,159
Income before income taxes	$(14,218,527)	$(5,040,102)

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes – (Continued)

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	For the Years Ended December 31,
	2019	2018
Deferred tax assets:
Stock-based compensation	$987,747	$682,115
Goodwill and intangible assets	-	19,410
Operating lease liabilities	158,430	-
Net operating loss carryforwards	2,324,863	493,063
Less: valuation allowance	(2,424,196)	(1,194,587)
Net deferred tax assets	$1,046,844	$-

Deferred tax liabilities:
Right of use assets	(153,741)	-
Goodwill and intangible assets	(811,000)	-
Property and equipment	$(82,103)	$341
Net deferred tax liabilities	$(1,046,844)	$341
Net deferred tax liabilities	$-	$341

As of December 31, 2019 and 2018, the Company had $9,675,770 and $2,223,498 of federal net operating loss carryforwards and $7,532,274 and $0 of state net operating loss carryforwards for income tax purposes, respectively. In connection with the IPO the Company does not believe the ownership change resulted in the loss of past net operating loss carryforwards. The above net operating loss carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experiences one or more ownership changes. The Company believes the goodwill acquired in the Edison Nation Holdings acquisition is deductible for tax purposes. The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2019 and 2018, the Company has recorded a net deferred tax asset of $3,471,040 and $1,194,587, respectively. However, these net deferred tax assets will only be utilized to the extent the Company generates sufficient taxable income. As of December 31, 2019, and 2018, the Company established a valuation allowance in the amount of $2,424,196 and $1,194,587, respectively, against the net deferred tax asset as it is not more likely than not that it is realizable based on current available evidence.

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2019	2018
Current:
Federal	$-	$10,185
Foreign	3,166	292,491
State and local	(22,372)	35,107
Total current	$(19,206)	$337,783

Deferred:
Federal	$(896,468)	$(722,975)
Foreign	(341)	(2,316)
State and local	(333,141)	(10,102)
Less: valuation allowance	1,229,609	701,525
Total deferred	$(341)	$(33,868)
Income tax provision (benefit)	$19,547	$303,915

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes – (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2019	2018
Tax at federal statutory rate	21.0%	21.0%
Effect of U.S. tax law change	0.0%	0.0%
U.S. income attributable to pass-through entity	0.0%	0.0%
U.S. income subject to valuation allowance	-14.6%	-20.5%
State and local income taxes	0.2%	0.0%
Foreign income not subject to U.S. federal tax	0.0%	0.0%
Foreign tax	0.0%	-6.3%
Nondeductible expenses	-6.5%	0.0%
Other	0.0%	-0.2%
Effective income tax rate	0.1%	-6.0%

The statutory federal income tax rate differs from the Company’s effective tax rate due to the valuation allowance related to deferred tax assets and net operating losses and foreign income taxes in Hong Kong.

Note 13 — Related Party Transactions

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

As of December 31, 2019 and December 31, 2018, the net amounts due to related parties consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP, which are both majority owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn Capital, LP. As of December 31, 2019 and December 31, 2018, the net amount due to related parties was $17,253 and $140,682, respectively. Such amounts are due currently.

Enventys Partners, LLC

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a member of the Company’s board of director, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $97,500 related to the services performed by Enventys for the year ended December 31, 2019. During 2019, the Company and Enventys agreed to the cancellation of the agreement.

In addition, during 2019 we engaged Enventys to design our website and incurred fees of $10,000 related to website development for the Ferguson Containers website.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies

Operating Lease

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

On June 6, 2018, the Company’s wholly owned subsidiary, Best Party Concepts, LLC, entered into a lease for office space in Newtown, PA, which shall expire on May 30, 2020. Monthly lease payments are approximately $1,880 for a total of approximately $22,560 for the total term of the lease.

On August 8, 2016, SRM entered into a lease for office space in Kowloon, Hong Kong. On August 8, 2018, SRM extended its lease for office space in Kowloon, Hong Kong so that the lease will now expire on August 7, 2020. Monthly lease payments are approximately $6,400 for a total of approximately $154,000 for the total term of the lease.

On November 1, 2018, the Company’s wholly owned subsidiary, Cloud B, Inc., entered into a lease for office and warehouse space in Gardena, CA, which shall expire on October 31, 2021. Monthly lease payments are approximately $16,175 for a total of approximately $582,300 for the total term of the lease.

On October 1, 2018, the Company entered into a lease for office space in Winter Park, Florida, which expires on September 30, 2020. Monthly lease payments are approximately $1,887 for a total of approximately $45,288 for the total term of the lease.

On July 1, 2019, the Company entered into a lease for office space in Bethlehem, Pennsylvania, which expires on July 31, 2020. Monthly lease payments are $2,415 for a total of approximately $89,000 for the total term of the lease.

Total rent expense for the years ended December 31, 2019 and 2018 was $451,711 and $343,253, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Condensed Consolidated Balance Sheets as of December 31, 2019:

December 31, 2019
2020	315,660
2021	267,249
2022	96,288
2023	78,648
2024	52,432
2025 and thereafter	-
Total future lease payments	810,277
Less: imputed interest	(55,850)
Present value of future operating lease payments	754,427
Less: current portion of operating lease liabilities	(272,215)
Operating lease liabilities, net of current portion	482,212
Right of use assets – operating leases, net	732,100

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the years ended December 31, 2019 and 2018 was $102,815 and $102,815, respectively, and is included in other income on the consolidated statements of operations.

Consulting Agreements

On September 12, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a Consultant for general corporate governance. Under the terms of the Agreement, the Consultant is to be compensated 50,000 shares of common stock upon execution of the Agreement and 50,000 shares at the six-month anniversary of the Agreement. The Agreement has a term of one year.

On September 12, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with a Consultant for sales fulfillment, procurement and quality control. Under the terms of the Agreement, the Consultant is to be compensated $33,333 per month, a minimum bonus of $100,000 at the 90 day anniversary of the Agreement, 300,000 shares of common stock upon the execution of the Agreement and additional shares of common stock based up certain revenue and operational targets. The Agreement has a term of 5 years and can be terminated by either party after the 3-year anniversary of the Agreement.

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

On April 14, 2020, Oceanside Traders, LLC (“Plaintiff”) filed a complaint against Cloud B, Inc. and Edison Nation, Inc. (together the “Defendants”) with the Superior Court of Ocean County, New Jersey alleging a breach of contract in that the Defendants failed to pay Plaintiff for goods sold in the amount of $141,007 plus $138,180 for overpayments and $279,187 for lost profits for a total of $443,383. The parties are currently in settlement discussions, and the Company has accrued $190,105 for anticipated settlement costs.

On July 15, 2019, the Company received correspondence from the staff of the Arkansas Securities Commissioner in connection with the state’s notice filing requirements for offerings exempt under Tier 2 of Regulation A, Section 18(b)(3) of the Security Act, such as the Company’s Form 1-A. The Company has resolved the matter with the Arkansas Securities Department for $1,100.

On March 13, 2019, Rosenberg Fortuna & Laitman LLP and Mark Principe (together the “Plaintiffs”) filed a complaint against Safe TV Shop, LLC (the “Defendant”) with the Supreme Court of the State of New York, County of Nassau alleging a breach of indemnification arising out of the use of a certain packaging material. On February 12, 2020, the parties entered a Stipulation and Settlement and Consent Agreement, whereby the Plaintiff entered into a Consent Judgment in the amount of $50,000. The Company has accrued $50,000 for the amount of the judgment, but there have been no operations by the Plaintiff since the date of acquisition by the Company.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stockholders’ Equity

Common Stock

The Company issued 1,312,520 shares of common stock related to the IPO, at a public offering price of $5.00 per share in August 2018. The Company received gross proceeds of $6,562,600 and net proceeds of $5,315,176 after deducting underwriter commissions and expenses of $714,802, legal fees of $157,358, escrow closing fees of $4,000 and other direct offering expenses which together aggregate $1,204,030. As of December 31, 2019 and 2018, there were 8,015,756 and 5,654,930 shares of common stock issued and outstanding, respectively.

On October 2, 2019, Edison Nation, Inc. (the “Company”) entered into a Share Purchase Agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). The PIPE Purchase Agreement contained certain closing conditions relating to the sale of securities, representations and warranties by the Company and the Investors, as well as covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), all of which the Company believes are customary for transactions of this type.

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

	For the Twelve Months Ended December 31,
	2019	2018
Stock option awards	$175,675	$304,745
Non-employee awards	1,564,670	2,329,874
Restricted stock unit awards	447,300	559,499
Phantom stock awards	112,270	54,048
	$2,299,915	$3,248,166

The stock-based compensation is included in selling, general and administrative expense for the twelve months ended December 31, 2019 and 2018.

For the year ended December 31, 2018, the Company recorded stock-based compensation expense of $3,248,166, of which 1,721,250, related to the assumption of certain consulting agreements which were satisfied by the principal stockholder of SRM transferring 344,250 shares to the consultants.

The following table summarizes stock option award activity during 2019:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2019	290,000	$5.55	4.2	-
Granted	-	-	-	-
Forfeited	(210,000)	5.00	-	-
Balance, December 31, 2019	80,000	7.01	3.7	-
Exercisable, December 31, 2019	53,333	7.01	3.7	-

As of December 31, 2019, there were 26,667 unvested options to purchase shares of the Company’s common stock or $46,605 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1 year.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stockholders’ Equity – (Continued)

Pipe Financing

On October 2, 2019, Edison Nation, Inc. (the “Company”) entered into a Share Purchase Agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) for the private placement of 1,175,000 shares of the Company’s common stock, $0.001 par value per share, at a purchase price of $2.00 per share (the “PIPE Transaction”). The PIPE Purchase Agreement contained certain closing conditions relating to the sale of securities, representations and warranties by the Company and the Investors, as well as covenants of the Company and the Investors (including indemnification from the Company in the event of breaches of its representations and warranties), all of which the Company believes are customary for transactions of this type.

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

In connection with the PIPE Purchase Agreement, the Company entered into Registration Rights Agreements with each of the Investors (the “Registration Rights Agreement”), pursuant to which the Company is required to prepare and file a registration statement (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, covering the resale of the shares of common stock issued to the Investors under the PIPE Purchase Agreement, as well as the Placement Agent Warrants. The Company will be required to have such Registration Statement declared effective by the SEC within 90 calendar days (or 120 calendar days in the event of a “full review” by the SEC) following the applicable closing date of the PIPE Transaction. The registration statement was not filed or declared effective within the timeframe set forth in the Registration Rights Agreements, and the Company is obligated to pay the Investors an amount equal to 1% of the total purchase price of the common stock per month (up to a maximum of 8% in the aggregate) until such failure is cured. The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor, which the Company believes are customary for transactions of this type.

In connection with the PIPE transaction, the convertible notes entered into on May 13, 2019 were also converted at $2.00 per share into 560,185 shares of the Company’s common stock.

In addition, the Company issued warrants to the placement agent in the PIPE Financing of a value equal to six percent (6%) of the aggregate number of PIPE Shares, whereby the exercise price is 125% of the price at which the shares were issued in such offering.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Subsequent Events

On January 2, 2020, the Company entered into that certain Loan Agreement with Tiburon Opportunity Fund (the “Lender”), dated January 2, 2020 (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan the Company $400,000. The Loan is interest bearing at the rate of 1.5% per month through the term of the Loan. Additionally, the Loan Agreement provides that the Company shall pay the Lender the entire unpaid principal and all accrued interest upon thirty days’ notice to the Company, but in any event, the notice shall not be sooner than June 1, 2020. On April 24, 2020 the Company and Lender entered into a Debt Conversion Agreement whereby the Lender elected to convert $400,000 of funds loaned to the Company into shares of the Company’s common stock. The conversion price was $2.00 per share for a total of 200,000 shares of restricted common stock issued by the Company.

On January 2, 2020, the Company, through its partnership with ED Roses, LLC (the “Borrower”), entered into a Loan Agreement (the “Agreement”) with Sook Hyun Lee (the “Lender”). Under the terms of the Agreement, the Lender agrees to loan $150,000 to the Borrower in return for $180,000 ($150,000 principal plus $30,000 commitment fee). The loan accrues interest at 15% per annum and matures on April 15, 2020. The Lender shall receive a collateral interest in the accounts receivable of the Borrower including, but not limited to the 7 Eleven receivables. The Company shall place 75,000 shares of common stock in reserve as collateral.

On January 10, 2020, the Company entered into a 5% Promissory Note Agreement with Equity Trust Company on behalf of Rawleigh Ralls (“Ralls”) for an aggregate principal amount of $267,000 (the “Ralls Note”), pursuant to which Ralls purchased the Ralls Note from the Company for $250,000, and the Company issued to Ralls a warrant (the “Ralls Warrant”) to purchase 125,000 shares of the Company’s common stock. The proceeds from the Ralls Note will be used for general working capital needs of the Company. The Company will also issue 33,000 incentive shares to Ralls. The maturity date of the Ralls Note is July 10, 2020.

On January 13, 2020, we issued 50,000 shares of our common stock valued at $100,000 to Ridgewood LLC, a consultant for strategic consulting services for assistance with sales on Amazon.com.

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock. The proceeds from the Solit Note will be used for general working capital needs of the Company. The Company will also issue 13,000 incentive shares to O’Leary. The maturity date of the Solit Note is July 15, 2020.

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock. The proceeds from the O’Leary Note will be used for general working capital needs of the Company. The Company will also issue 6,500 incentive shares to O’Leary. The maturity date of the O’Leary Note is July 17, 2020.

On January 23, 2020, Edison Nation, Inc. (the “Company”) entered into a $1,100,000 loan agreement the (“Loan Agreement”) with Greentree Financial Group, Inc. (the “Investor”), pursuant to which the Investor purchased a 10% Convertible Promissory Note (the “Note”) from the Company, and the Company issued to the Investor a warrant (the “Warrant”) to purchase 550,000 shares of the Company’s common stock, $0.001 per share (“Common Stock”). The $1,100,000 of proceeds from the Note will be used for general working capital purposes and for the repayment of debt. On January 24, 2020, the Company used $588,366.44 of the proceeds from the Note to pay off in full the 12% Convertible Promissory Note held by Labrys Fund, LP. Upon execution of the Loan Agreement, the Company issued to the Investor 100,000 shares of Common Stock (the “Origination Shares”) as an origination fee, plus an additional 60,000 shares of Common Stock as consideration for advisory services. Pursuant to the Loan Agreement, the Company agreed to issue and sell to the Investor the Note, in the principal amount of $1,100,000. The Note, as amended, is due and payable October 23, 2020 (the “Maturity Date”) and is convertible at any time at a price of $2.00 per share. Pursuant to the Loan Agreement, the Company also issued the Investor a warrant to purchase 550,000 shares of Common Stock at an exercise price of $2.00 per share, subject to certain adjustments to the exercise price set forth in the Warrant. The Warrant, as amended, expires on January 23, 2023.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Subsequent Events – (Continued)

On January 24, 2020, the Company repaid the Labrys Note in full. Upon repayment of the Labrys Note, Labrys Fund, LP returned to the Company for cancellation the 153,005 shares of Common Stock that had been originally issued to as a portion of the commitment fee paid in connection with the Labrys Note, and allowed the Company to cancel the reservation of the 875,000 shares of Common Stock that had been reserved pursuant to the Labrys SPA and Labrys Note.

On January 29, 2020, the Company and Greentree Financial Group, Inc. (the “Investor”), entered into an Amendment Agreement, amending the January 22, 2020 Loan Agreement, the Note, and the Warrant to: (i) correct the effective date set forth in the Loan Agreement, Note and Warrant to January 23, 2020, (ii) clarify the terms of the registration right provision in the Loan Agreement, and (iii) to ensure that the total number of shares of Common Stock issued pursuant to the Loan Agreement, the Note, and/or the Warrant, each as amended, does not exceed 17.99% of the Company’s issued and outstanding Common Stock as of January 23, 2020.

On February 7, 2020, we issued 15,000 shares of our common stock to MZHCI, LLC valued at $40,350 in connection with the satisfaction of outstanding amounts due under a settlement agreement.

On February 17, 2020, the Company entered into that certain Agreement for the Purchase and Sale of Cloud B, Inc.(the “Purchase Agreement”), with Pearl 33 Holdings, LLC (the “Buyer”), pursuant to which the Buyer purchased from the Company (and the Company sold and assigned) 80,065 shares of common stock of Cloud B (the “Cloud B Shares”) for $1.00, constituting a 72.15% ownership interest in Cloud B, based on 110,964 shares of Cloud B’s common stock outstanding as of February 17, 2020. Pursuant to that certain Release Agreement by and between the Company and the Buyer included as an exhibit to the Purchase Agreement, the Buyer agreed to release any and all claims against the Company, and its officers, directors or affiliates arising from the Purchase Agreement or the purchase, sale, and assignment of the Cloud B Shares. Pursuant to that certain Indemnification Agreement by and between the Company and the Buyer included as an exhibit to the Purchase Agreement, the Company agreed to indemnify, defend and hold harmless the Buyer, and its owners, managers and representatives arising from any events that occurred prior to the purchase, sale, and assignment of the Cloud B Shares to the Buyer. The Company’s indemnification obligations pursuant to such Indemnification Agreement are limited to the issuance of 150,000 shares of the Company’s common stock to the Buyer.

On March 11, 2020, the Company and its wholly owned subsidiary, Scalematix, LLC, entered into an Asset Purchase Agreement (the “Agreement”) with HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) for the purchase of certain assets in the health wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer is to remit $70,850 via wire transfer at Closing and shall issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. The shares were issued on March 16, 2020 and valued at $477,500.

In addition, the Selling Parties shall have the right to additional earn out compensation based upon the following metrics: (i) at such time as the purchased assets achieve cumulative revenue of $2,500,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock; and (ii) at such time as the purchased assets achieve cumulative revenue of $5,000,000, the Selling Parties shall earn One Hundred Twenty-Five Thousand (125,000) shares of common stock. The transaction closed on March 11, 2020.

On March 16, 2020, the Company issued 300,000 shares of our common stock valued at $600,000 to a Consultant as per the terms of the Consulting Agreement dated September 12, 2019.

On March 16, 2020, the Company issued 50,000 shares of our common stock valued at $100,000 to a Consultant as per the terms of the Consulting Agreement dated September 12, 2019.

On March 25, 2020, Edison Nation, Inc. (the “Company”) filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada in order to: (i) increase the number of shares of the Company’s authorized preferred stock, par value $0.001 per share, from 0 shares to 30,000,000 shares of preferred stock; (ii) clarify the application of the forum selection clause in the Company’s amended and restated articles of incorporation, specifically that such clause does not apply to federal causes of actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (iii) include affirmative changes to correspond to the Company’s First Amended and Restated Bylaws, confirming that the Company’s shareholders may vote by written consent.

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY Inc. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company is to issue the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share.

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company is to issue the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share.

On April 13, 2020, we issued 12,500 shares of 12,500 shares of our common stock valued at $31,625 to Caro Partners, LLC for consulting services.

On April 15, 2020, Edison Nation, Inc. (the “Company”) entered into a loan agreement (“PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $789,852 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on April 15, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On April 24, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Tiburon (the “Consultant”). Under the terms of the Agreement, the Consultant is to provide business development services and consultation related to potential trade financing opportunities. The Agreement has a term of six (6) months. The Consultant is to be compensated ten thousand (10,000) shares of common stock upon execution of the Agreement and then shall receive six (6) additional monthly payments of eight thousand (8,000) shares of restricted common stock per month beginning on May 24, 2020 and ending on October 24, 2020.

On April 24, 2020, we issued 10,700 shares of our common stock valued at $21,935 to BHP Capital NY Inc. as origination shares as per the terms of the Securities Purchase Agreement dated April 7, 2020.

On April 24, 2020, we issued 10,700 shares of our common stock valued at $21,935 to Jefferson Street Capital, LLC as origination shares as per the terms of the Securities Purchase Agreement dated April 7, 2020.

On May 7, 2020, the Company entered into a Purchase of Inventory and Repurchase Agreement (the “Agreement”) with Fergco Bros, LLC (“Purchaser”). Under the terms of the Agreement, the Company assigned its rights, title and interest to inventory relating to its Edison Nation Medical customer, Orange County, CA (the “Inventory”) for payment in the amount of $100.000. The Company shall have the right to repurchase the Inventory for $105,000 in whole or periodioc installments by May 15, 2020. The Agreement was amended on May 15, 2020, to extend the repurchase date to June 30, 2020.

On May 13, 2020, the Company’s wholly owned subsidiary, Ferguson Containers, Inc., entered into a Distributor Agreement with Marrone Bio Innovations, LLC (“Marrone”) for the distribution of Marrone’s Jet-Oxide 15% peroxyacetic acid-based sanitizer/disinfectant.

May 17, 2020, the Company entered into an Amendment to Purchase of Inventory and Repurchase Agreement with the Purchasers-Assignees dated May 17, 2020. Under the terms of the Amendment, the repurchase date was extended to June 30, 2020 and the Company confirmed that of the Purchaser-Assignees is entitled to receive 10,000 shares of common stock.

On May 19, 2020, the Company entered into an Amendment (the “Amendment”) to the Senior Secured Note (the “Note”) issued by the Company to 32 Entertainment, LLC (the “Lender”) dated December 4, 2019. Under the terms of the Amendment, the Company issued the Lender an Amended Subordinate Secured Note (the “Replacement Note”) in the principal amount of $200,000 that accrues interest at 16% annually and matures on May 21, 2020. On or before May 28, 2020, the Company shall prepay $50,000 toward the principal plus interest in the amount of $6,250 for a total of $56,250. The Lender shall also receive 40,000 restricted stock units and surrender the warrant issued to the Lender in the December 4, 2019 financing transaction.

On May 20, 2020 (the “Effective Date”), Edison Nation, Inc. (the “Company”) entered into an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”) with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company (“Graphene”, and together with PPE, the “Sellers”), whereby the Company purchased 25 membership units of Global Clean Supplies, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”).

On May 20, 2020, the Company entered into an Amended Limited Liability Company Agreement of Global (the “Amended LLC Agreement”). The Amended LLC Agreement amends the original Limited Liability Company Agreement of Global, dated May 13, 2020. The Amended LLC defines the operating rules of Global and the ownership percentage of each member: Edison Nation, Inc. 50%, PPE 25% and Graphene 25%.

On May 21, 2020, the Company issued 200,000 shares of common stock valued at $456,000 to PPE Brickell Supplies, LLC as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 21, 2020, the Company issued 50,000 shares of common stock valued at $114,000 to Graphene Holdings, LLC as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 21, 2020, the Company issued 50,000 shares of common stock valued at $114,000 to a Consultant for consulting services related to the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 22, 2020, the Company issued 200,000 shares of common stock valued at $466,000 to Graphene Holdings as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we determined that, there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

As of December 31, 2019, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.

The Company was unable to provide a timely financial reporting package in connection with the year end audit.  This was primarily the result of the Company’s limited accounting personnel.  This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

In 2019, the Company engaged an outside consultant who assisted in monitoring of our internal controls. The Company has integrated to a single ERP system in 2019. The Company is continuing to utilize the services of the consultant for internal controls to further remediate the material weaknesses identified above as resources permit.

We are not required by current SEC rules to include, and do not include, an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position(s)
Executive Officers
Christopher B. Ferguson	51	Chief Executive Officer and Chairman
Kevin Ferguson	59	President and Treasurer
Brett Vroman	39	Chief Financial Officer and Corporate Secretary
Bruce Bennett	61	Executive Vice President and Chief Product Officer

Non-Employee Directors
Frank Jennings (1)(2)(3)	48	Director
Louis Foreman	51	Director
Kevin O’Donnell (1)(2)(3)	44	Director
Mary Ann Halford (1)(2)(3)	55	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Corporate Governance and Nominating Committee

Executive Officers

Christopher B. Ferguson has acted as our Chief Executive Officer, as well as Chairman of our board of directors since July 2017. From July 2013 until July 2017, Mr. Ferguson served as Chief Executive Officer of SRM and Fergco. In 2010, Mr. Ferguson co-founded a company in the fiber network industry, FTE Networks. Inc. (FTNW:NYSEAMERICAN), and served as CEO of the company until June 2013. In August 2001, Mr. Ferguson co-founded Mercer Staffing, and acted as its president until December 2007. In June 1995, Mr. Ferguson founded The Florio Group, a private equity investment company, with former New Jersey governor James J. Florio. From June 1995 to October 2001, Mr. Ferguson served as Managing Director of The Florio Group. From May 1995 until August 1999, Mr. Ferguson also acted as Chief Financial Officer for Cabot Marsh Corporation, a healthcare consulting firm. Mr. Ferguson holds a Bachelor of Arts degree from Villanova University and a Juris Doctor degree from Widener University School of Law. Mr. Ferguson offers executive decision-making and risk assessment skills as a result of his previous experiences and services as Chief Executive Officer of a public company. Our nominating and corporate governance committee and board of directors considered Mr. Ferguson’s 12 years of experience as a founder and senior executive officer of public and private corporations, and his current services as our Chief Executive Officer and determined that his vast experience in the role as a leader and executive and his direct involvement and understanding of both SRM and Fergco’s ongoing operations should facilitate the board of directors in its evaluation of strategic initiatives and operational performance.

Kevin J. Ferguson has acted as our President and Treasurer since July 2017 and acted as a member of our board of directors from July 2017 until April 2019. Mr. Ferguson acted as a member of the board of directors of Fergco from June 1995 until July 2017 and was employed as Fergco’s president from June 1999 to July 2017. Between June 1995 and May 1999, he worked as head of sales for Fergco. Mr. Ferguson holds a Bachelor of Science degree in business administration from Villanova University.

Brett Vroman has served as our Chief Financial Officer since June 2019 and previously served as our Controller from May 2018 through May 2019. Prior to joining the Company, from October 2014 to May 2018, Mr. Vroman was Director of Financial Reporting at Avantor, Inc., a global manufacturer and distributor of high-quality products, services and solutions to customers and suppliers in the life science, advanced technology and applied materials industries. From March 2011 to October 2014, Mr. Vroman was employed as an Assurance Senior Manager at BDO USA, LLP, a public accounting, tax, consulting and business advisory firm and from December 2005 to February 2011, Mr. Vroman last held the position of Audit Manager at Smart and Associates, LLP, a business advisory and consulting firm. Mr. Vroman is a certified public accountant and holds a Bachelor of Science in Accounting from York College of Pennsylvania.

Bruce R. Bennett has been our Executive Vice President and Chief Product Officer since July 2017. From January 1998 to June 2017, Mr. Bennett was employed as president of SRM, where he focused largely on the company’s product sourcing between China and the company’s various entertainment industry customers, such as Disney, Universal Studios, Six Flags, SeaWorld and Madison Square Garden. Mr. Bennett started at SRM in 1984, as assistant to the president, and worked his way up to the role of Vice President of Sales and Marketing prior to being named president of the company in January 1998.

Non-Employee Directors

Frank Jennings has been a member of our board of directors since June 2018 and brings over 26 years of experience in business development and management of sales professionals in a variety of technology-adjacent industries. From August 2014 to present, Mr. Jennings has been employed as the Vice President of Sales, North America by Doctor on Demand, Inc., a telemedicine provider. From August 2011 to August 2014, he was employed as Assistant Vice President of New Business Development by Castlight Health, a technology company focused on employee health benefits solutions. Mr. Jennings holds a Bachelor of Arts from Ohio State University. Mr. Jenning’s service in both operational and leadership roles provides a significant benefit to our audit, nominating and corporate governance, and compensation committees, as well as to our board of directors.

Louis Foreman has been a member of our board of directors since March 2019, and has served as the Preferred Designee and a member of the Board of Managers of Edison Nation Holdings, LLC, a wholly owned subsidiary of the Company, since September 2018. From May 2005 to the present, Mr. Foreman has worked as the Creator and Executive Producer of the television show Everyday Edisons. In addition to his role as a founder of the Edison Nation brand, from November 2001 to the present, Mr. Foreman has served as the Chief Executive Officer of Enventys Partners, an integrated product development firm. From May 2012 to the present, Mr. Foreman has also served as Chief Executive Officer of Edison Nation Medical, a healthcare innovation portal. From June 2010 to December 2017, Mr. Foreman served as President of the Intellectual Property Owners Education Foundation, a non-profit organization devoted to educational and charitable activities designed to promote the value of intellectual property rights. Mr. Foreman holds a Bachelor of Arts degree in Economics from the University of Illinois at Urbana-Champaign. His experience in prior leadership roles as well as his operational experience as founder of Edison Nation provide a significant benefit to our board of directors.

Kevin J. O’Donnell has been a member of our board of directors since March 2019, and founded PopTop Partners, LLC, a boutique investment firm specializing in small to mid-market companies with an emphasis on the retail and restaurant sector in April 2011, and continues to serve as the firm’s Managing Partner to the present day. Mr. O’Donnell brings close to 20 years of strategic corporate growth, financial structuring, and business development initiatives to emerging growth companies. From May 2007 to June 2010, Mr. O’Donnell served as the Founder/President of KOR Capital, LLC, a private equity and consulting firm specializing in turn around management of mid-market companies. From December 1999 to February 2007, Mr. O’Donnell was a Co-Founder and Principal of ALS, LLC, a human resources management organization. Mr. O’Donnell holds a Bachelor of Arts from the University of Central Florida. Mr. O’Donnell’s service in both operational and leadership roles provides a significant benefit to our audit, nominating and corporate governance, and compensation committees, as well as to our board of directors.

Mary Ann Halford has served as a member of our board of directors since April 2020. From December 2017 to the present, Mary Ann Halford has served as a Senior Advisor with OC&C Strategy Consultants, supporting the growth and development of their media and entertainment practice in the U.S. In addition, from May 2017 to the present, Ms. Halford has been an Executive in Residence with Progress Partners, a media and tech financial advisory business, supporting the firm on advising clients as well as supporting the development their recent Progress Ventures raise.  From March 2012 to April 2017, Ms. Halford served initially as a Managing Director and then a Senior Managing Director at FTI Consulting’s TMT Group where she significantly expanded the firm’s media and entertainment practice globally with a focus on broadcasters and content companies. Ms. Halford’s clients included RTL, CME, MediaWorks, Fox, Disney, Media General, TEGNA, Cox, Raycom, Townsquare, NBC/Universal, Gray Broadcasting, Pearl TV, as well as private equity firms investing in the industry. In addition, Ms. Halford has founded and developed two consulting firms, BizWorks360 and Global Media Strategies, working with clients such as Viacom, Scholastic Corporation, HIT Entertainment, National Public Media, Rainbow Media, Gaiam, The Weinstein Company, amongst others. On the operational side, Ms. Halford built out the digital operations for ITN Networks from 2008 – 2009 and from 1997 through 2002, Ms. Halford built and developed the platform for the Fox International Channels Group. In addition, from 2007 through 2014, Ms. Halford served on the Board of Directors of Triton Digital.  Ms. Halford received her Bachelor of Arts degree in Government and Economics from Georgetown University and her Master’s in Business Administration from Harvard University.

Family Relationships

Other than Messrs. Christopher B. Ferguson and Kevin J. Ferguson, who are brothers, there are no family relationships among any of our executive officers or directors.

Corporate Governance Overview

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We understand that corporate governance practices change and evolve over time, and we seek to adopt and use practices that we believe will be of value to our shareholders and will positively aid in the governance of the Company. To that end, we regularly review our corporate governance policies and practices and compare them to the practices of other peer institutions and public companies. We will continue to monitor emerging developments in corporate governance and enhance our policies and procedures when required or when our Board determines that it would benefit our Company and our shareholders.

In this section, we describe the roles and responsibilities of our board of directors and its committees and describe our corporate governance policies, procedures and related documents. The charters of the audit, nominating and corporate governance, and compensation committees of our board of directors, our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be accessed electronically under the “Governance” link on the Investor Relations page of our website at https://www.edisonnation.com. (The inclusion of our website address in this section does not include or incorporate by reference the information on our website into this prospectus.) We will also provide a copy of the audit and compensation committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics without charge upon written request sent to our Investor Relations department at Investor Relations, 1 West Broad Street, Suite 1004, Bethlehem, Pennsylvania 18018 or (484) 893-0060.

Board Composition and Leadership Structure

Five (5) directors comprise our board of directors: Christopher B. Ferguson, Louis Foreman, Frank Jennings, Kevin J. O’Donnell and Mary Ann Halford.

Christopher Ferguson serves as our Chief Executive Officer and our Chairman. Although the roles of our Chief Executive Officer and Chairman of our board of directors are currently performed by the same person, we do not have a policy regarding the separation of these roles, as our board of directors believes that it is in the best interests of the Company and our shareholders to make that determination from time to time based upon the position and direction of the Company and the membership of our board of directors.

Our board of directors has determined that our leadership structure is appropriate for the Company and our shareholders as it helps to ensure that the board of directors and management act with a common purpose and provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, our board of directors believes that a combined role of Chief Executive Officer and Chairman is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information. Our board of directors also believes that it is advantageous to have a Chairman with an extensive knowledge of our industry.

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one (1) year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than five percent (5%) of our common stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Frank Jennings, Kevin O’Donnell and Mary Ann Halford are independent and do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

Board’s Role in Risk Oversight and Management

Our board of directors, as a whole and through its committees, is responsible for the oversight of risk management, while our management is responsible for the day-to-day management of risks faced by us. The board of directors receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks as more fully discussed in the section titled “Risk Factors” appearing elsewhere in this prospectus. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Although each committee is directly responsible for evaluating certain enumerated risks and overseeing the management of such risks, the entire board of directors is generally responsible for and is regularly informed through committee reports about such risks and any corresponding remediation efforts designed to mitigate such risks. In addition, appropriate committees of the board of directors receive reports from senior management within the organization in order to enable the board of directors to understand risk identification, risk management and risk mitigation strategies. When a committee receives such a report, the chairman of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board of directors meeting. This enables the board of directors and its committees to coordinate the risk oversight role.

Audit Committee

The members of our audit committee are Frank Jennings, Kevin J. O’Donnell and Mary Ann Halford. Mr. O’Donnell chairs the audit committee. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The committee’s responsibilities include, among other things:

●	appointing, approving the compensation of and assessing the independence of our registered public accounting firm;

●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	overseeing our internal audit function;

●	overseeing our risk assessment and risk management policies;

●	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our internal auditing staff, independent registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Frank Jennings, Kevin J. O’Donnell and Mary Ann Halford. Ms. Halford chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by shareholders, to serve on our board of directors;

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;

●	developing and recommending to our board of directors corporate governance principles, codes of conduct and compliance mechanisms; and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

When evaluating director candidates, the nominating and corporate governance committee may consider several factors, including relevant experience, independence, commitment, compatibility with the Chief Executive Officer and the board of directors culture, prominence and understanding of the Company’s business, as well as any other factors the corporate governance and nominating committee deems relevant at the time. The corporate governance and nominating committee makes a recommendation to the full board of directors as to any person it believes should be nominated by our board of directors, and our board of directors determines the nominees after considering the recommendation and report of the corporate governance and nominating committee.

Any director or executive officer of the Company may recommend a candidate to the nominating and corporate governance committee for its consideration. The nominating and corporate governance committee will also consider nominees to our board of directors recommended by shareholders if shareholders comply with the advance notice requirements in our Second Amended and Restated Bylaws. Our Second Amended and Restated Bylaws provide that a shareholder who wishes to nominate a person for election as a director at a meeting of shareholders must deliver timely written notice to our Corporate Secretary at the following address:

Board of Directors

c/o Corporate Secretary

Edison Nation, Inc.

1 West Broad Street, Suite 1004

Bethlehem, Pennsylvania 18018

This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information, including: the name and address of the shareholder delivering the notice as it appears on our books; the class and number of shares owned beneficially and of record by such shareholder; information about derivative instruments beneficially owned by such shareholder and any opportunity to profit or share in any profit derived from any increase or decrease in the value of the shares of our stock; any proxy, contract, arrangement, understanding or relationship pursuant to which such shareholder has a right to vote any shares of our stock; any short interest in any of our securities held by such shareholder; any rights to dividends on shares of our stock owned beneficially or of record by such shareholder that are separated or separable from the underlying shares of stock; any proportionate interest in shares of our stock or derivative instruments held by a general or limited partnership in which such shareholder is, or owns a beneficial interest in, the general partner; any performance-related fees to which such shareholder is entitled based on the value of our securities; any arrangement or understanding between such shareholder and the proposed nominee; and whether such shareholder intends to deliver a solicitation notice, as more fully described in our Second Amended and Restated Bylaws. The foregoing summary does not include all requirements a shareholder must satisfy in order to nominate a candidate to our board of directors. Shareholders who wish to recommend a nominee to our board of directors should carefully read our Second Amended and Restated Bylaws, which are available at www.edisonnation.com. (The inclusion of our website address in this prospectus does not include or incorporate by reference the information on our website into this prospectus.)

Compensation Committee

The members of our compensation committee are Frank Jennings, Kevin J. O’Donnell and Mary Ann Halford. Mr. Jennings chairs the compensation committee. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include, among other things:

●	reviewing and recommending corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers;

●	making recommendations to our board of directors with respect to, the compensation level of our executive officers;

●	reviewing and recommending to our board of directors employment agreements and significant arrangements or transactions with executive officers;

●	reviewing and recommending to our board of directors with respect to director compensation; and

●	overseeing and administering our equity-based incentive plan or plans.

Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “Code.”

With respect to director compensation, our compensation committee is responsible for reviewing the compensation paid to members of the board of directors and recommending modifications to the compensation of members of the board of directors that the compensation committee determines are appropriate and advisable to the board of directors for its approval from time to time. In this regard, the compensation committee may request that management report to the compensation committee periodically on the status of the compensation of board of directors in relation to other similarly situated companies.

In determining compensation for our executive officers, the compensation committee typically considers, but is not required to accept, the recommendations of our Chief Executive Officer regarding the performance and proposed base salary and bonus and equity awards for the other executive officers, as well as himself. The compensation committee may also request the assistance of our Chief Financial Officer in evaluating the financial, accounting and tax implications of various compensation awards paid to the executive officers. However, our Chief Financial Officer does not determine the amounts or types of compensation paid to the executive officers. Our Chief Executive Officer and certain of our other executive officers may attend compensation committee meetings, as requested by the compensation committee. None of our executive officers, including our Chief Executive Officer, attend any portion of the compensation committee meetings during which the executive officer’s compensation is established and approved.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	development or commercialization experience in large consumer products companies;

●	experience as a board member or executive officer of another publicly-held company;

●	strong finance experience;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience;

●	conflicts of interest; and

●	practical and mature business judgment.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent shareholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Director Nomination Process

Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all shareholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors priority in selecting board members is the identification of persons who will further the interests of our shareholders through his or her record of professional and personal experiences and expertise relevant to our business.

Shareholder Nominations to the Board of Directors

Article II, Section 2.5 of our Second Amended and Restated Bylaws provides that our board of directors will accept for consideration submissions from shareholders of recommendations for the nomination of directors. Acceptance of a recommendation for consideration does not imply that the board of directors will nominate the recommended candidate. Director nominations by a shareholder or group of shareholders for consideration by our shareholders at our annual meeting of shareholders, or at a special meeting of our shareholders that includes on its agenda the election of one or more directors, may only be made pursuant to Article II, Section 2.5 of our Second Amended and Restated Bylaws or as otherwise provided by law. Nominations pursuant to our Second Amended and Restated Bylaws are made by delivering to our Corporate Secretary, within the time frame described in our Second Amended and Restated Bylaws, all of the materials and information that our bylaws require for director nominations by shareholders.

No person shall be eligible to serve as a director of the Company unless nominated in accordance with the procedures set forth in Article II, Section 2.5 of our Second Amended and Restated Bylaws and any nominee proposed by a shareholder not nominated in accordance with Article II, Section 2.5 shall not be considered or acted upon for execution at such meeting. Shareholders’ notice for any proposals requested to be included in our prospectus pursuant to Rule 14a-8 under the Exchange Act (including director nominations), must be made in accordance with that rule.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from our committees and members of senior management to enable our board of directors to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, www.edisonnation.com. In addition, we post on our website all disclosures that are required by law or the listing standards of the Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. (Reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.)

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two (2) other most highly compensated named executive officers.

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2019 and 2018, as applicable, by our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)	Total ($)
Christopher B. Ferguson (4)	2019	175,000	(4)	—	—	—	—	175,000
Chief Executive Officer	2018	120,000		—	—	—	—	120,000

Philip Anderson (3)	2019	105,769		—	65,626	—	59,245	230,640
Chief Strategy Officer, former Chief Financial Officer	2018	141,346		—	15,000	340,606	59,245	556,197

Bruce Bennett (6)	2019	170,019		—	—	—	8,844	178,863
EVP and Chief Product Officer	2018	170,019		1,000	15,000	—	8,844	194,863

Brett Vroman (5)	2019	180,000	(5)	—	—	—	—	180,000
Chief Financial Officer and Corporate Secretary	2018	100,769		1,500	15,000	186,418	—	303,687

(1) The dollar amounts shown in this column represent the fair value of shares on their respective grant dates. The grant date fair value was computed in accordance with ASC 718. Refer to Note 14 to the consolidated audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and contained herein for a discussion of the relevant assumption used to determine the grant date fair value of these awards.

(2) The dollar amounts shown in this column represent the fair value of shares on their respective grant dates. The grant date fair value was computed in accordance with ASC 718. Refer to Note 14 to the consolidated audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and contained herein for a discussion of the relevant assumption used to determine the grant date fair value of these awards.

(3) Mr. Anderson received $59,254 and $52,254, respectively, for his services as a consultant before his employment by the Company. On June 7, 2019, Mr. Anderson changed roles from the Company’s Chief Financial Officer to its Chief Strategy Officer. On December 2, 2019, Mr. Anderson separated from any employment with the Company.

(4) Mr. Ferguson was only paid $112,385 during 2019 and the remaining $62,615 has been voluntarily deferred until an undetermined future date.

(5) Mr. Vroman was only paid $160,000 during 2019 and the remaining $20,000 has been voluntarily deferred until an undetermined future date.

(6) Mr. Bennett received $8,844 for both 2019 and 2018, respectively, as an allowance for his automobile.

Narrative to Summary Compensation Table

General

During 2019 and 2018, we compensated our named executive officers through a combination of base salary, cash bonuses and other benefits including car allowances. Each of our named executive officers has substantial responsibilities in connection with the day-to-day operations of our Company. Since we were recently formed, the amounts indicated in the table above reflect compensation paid or accrued directly by our operating subsidiaries for these individuals prior to the formation of the Company.

Base Salary

The base salaries of our named executive officers were historically reviewed and set annually by the board of directors of SRM and Fergco; base salaries were also reviewed upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for our named executive officers for 2018, 2019 and into the future, our compensation committee relied and will continue to rely on external market data and peer data obtained from outside sources. In addition to considering the information obtained from such sources, our compensation committee will consider:

●	each named executive officer’s scope of responsibility; and

●	each named executive officer’s years of experience and experience in our industry; and

●	the types and amount of the elements of compensation to be paid to each named executive officer; and

●	our financial performance and performance with respect to other aspects of our operations, such as our growth and profitability; and

●	each named executive officer’s individual performance and contributions to our performance, including leadership and team-work.

Cash Bonuses

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

Stock Awards

Our stock incentive awards are issued under the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) originally adopted by our board of directors in December 2017 and amended and restated on September 6, 2018. The Plan provides for up to 1,764,705 (555,036 remaining as of May 28, 2020) shares of our common stock, or approximately 15% of our outstanding shares calculated on a fully diluted basis, to be issued as stock-based incentives. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our shareholders and reward our executive officers for improved Company performance.

Section 162(m) of the Code

Section 162(m) of the Code generally limits the corporate tax deduction for compensation in excess of $1 million that is paid to our named executive officers. Section 162(m) of the Code was amended by the Tax Cut and Jobs Act of 2018 so that the exceptions for payment of “performance-based compensation” or commissions have been eliminated. However, because we recently became a publicly-held corporation in connection with an initial public offering, the $1 million annual deduction limit does not apply during a limited “transition period” for compensation paid under our Plan. This relief applies to stock incentive awards of that are outstanding as well as future awards granted with respect to shares available under the Plan. The compensation committee intends to continue to rely on the transition relief until it expires at our annual meeting of shareholders in 2020 or, if sooner, when the shares currently available for awards at the time of the initial public offering have been depleted.

Employment Agreements

On September 26, 2018, the Company entered into written employment agreements with Christopher B. Ferguson, its Chief Executive Officer. The Company has generally employed its executive officers “at will” and did not previously have written employment agreements with Messrs. Ferguson.

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

In Mr. Vroman’s capacity as the Company’s Controller, Brett Vroman had previously entered into an Employment Agreement with the Company on October 5, 2018 (the “Vroman Employment Agreement”). As a result of Mr. Vroman’s appointment as Chief Financial Officer, Mr. Vroman and the Company amended the Vroman Employment Agreement on June 6, 2019 (the “Vroman Amendment”).

The Vroman Employment Agreement provides for a term of 3 years terminable at will by either party, as well as an annual discretionary bonus of up to 50% of his base salary based on performance criteria determined by the Board. Mr. Vroman will also receive the normal benefits available to the Company’s executives. If Mr. Vroman’s employment is terminated by the Company without Cause (as defined in the Vroman Employment Agreement) or by Mr. Vroman as a result of a material breach by the Company, Mr. Vroman will be entitled to payment of an amount equal to 6 months of his base salary and continuation of benefits for 6 months following the termination. The Vroman Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a one year restriction from directly or indirectly owning or participating in a Competing Business (as defined in the Vroman Employment Agreement), and an 18-month restriction on solicitation of employees, customers, and suppliers of the Company.

The Vroman Amendment provides that Mr. Vroman’s base salary shall be increased to $200,000 for the remainder of the term of the Vroman Employment Agreement. Additionally, Mr. Vroman has agreed to surrender certain Stock Options (defined under the Vroman Employment Agreement) previously awarded for 50,000 restricted stock units under the Plan. The restricted stock units will become vested upon Mr. Vroman’s completion of services specified in the Amendment or, if sooner, upon a change in control of the Company (as described in the Plan) or Mr. Vroman’s death. Mr. Vroman’s restricted stock units will be subject to the further terms of the Incentive Plan.

Outstanding Equity Awards at May 28, 2020

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers, at May 28, 2020.

Option Awards
Name	Number of securities underlying unexercised option exercisable (#)	Number of securities underlying unexercised option unexercisable (#)	Option exercise price ($)	Option expiration date
Christopher B. Ferguson	-	-	$-	-
Philip Anderson (1)	-	-	$-	-
Bruce Bennett	-	-	$-	-
Brett Vroman	53,333	26,667	$7.01	9/26/2023

(1) Mr. Anderson previously held 210,000 options pursuant to his original employment agreement with the Company, which were surrendered to the Company on January 7, 2020 in exchange for the issuance of 100,000 shares of our restricted common stock, pursuant to Mr. Anderson’s Separation and Release Agreement, dated June 7, 2019, which was further amended by that certain Amendment and Release Agreement between the Company and Mr. Anderson, dated December 2, 2019.

Non-Employee Director Compensation

We do not have a formal policy with respect to compensation payable to our non-employee directors for service as directors. The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2019:

Name	Fees Earned or Paid ($)	Stock Awards ($)(2)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Louis Foreman	-	100,000	-	-	100,000
Frank Jennings	40,000	100,000	-	-	140,000
Kevin O’Donnell	40,000	100,000	-	-	140,000
Toper Taylor (1)	20,000	120,000	-	-	140,000

(1)	On April 14, 2020, Toper Taylor provided notice of his intention to resign as a member of the Board of Directors (the “Board”) of Edison Nation, Inc. (the “Company”), effective as of April 14, 2020 (the “Taylor Resignation”). Mr. Taylor served as the chairman of the Board’s nominating and corporate governance committee and as a member of the Board’s audit committee and compensation committee. Mr. Taylor’s resignation was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

(2)

On November 15, 2019, in lieu of granting the Options, the Company granted the board of directors restricted stock units of 20,000 shares which vested immediately. In addition, on November 15, 2019, the Company granted each non-employee director restricted stock units of 30,000 shares, which vested on January 1, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the beneficial ownership of our Common Stock as of May 28, 2020 by:

●	each shareholder known by us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 9,413,734 shares of our Common Stock outstanding as of May 28, 2020, which includes 150,000 shares of common stock issued to our directors as restricted stock units, 53,333 shares issuable under an option granted to one of our executives and excludes:

●	555,036 shares of common stock reserved for future issuance under the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”); and
●	80,000 shares of common stock issuable upon the exercise of options outstanding as of February 12, 2020; and
●	285,632 shares of common stock issuable upon conversion of the 5%, 5-year senior convertible notes in connection with the Edison Nation Holdings, LLC acquisition; and
●	990,000 shares of reserved common stock issuable upon exercise of the put option of Edison Nation Holdings, LLC sellers; and
●	65,626 shares of common stock issuable upon exercise of the Selling Agent Warrants issued in connection with the company’s initial public offering; and
●	24,366 shares of common stock issuable upon exercise of the Placement Agent Warrants in connection with the May 2019 Notes; and
●	70,500 shares of common stock issuable upon exercise of the Placement Agent Warrants in connection with the PIPE financing; and
●	550,000 shares of common stock issuable upon conversion of the Greentree Note; and
●	550,000 shares of common stock issuable upon exercise of the Greentree Warrant; and
●	250,000 shares of common stock issuable upon exercise of the warrants in connection with various financings.

Name of Beneficial Owner	Number of Shares	Percentage
5% Shareholders (1)
Tiburon Opportunity Fund LP	600,000	6.37%
Lelainya D. Ferguson (2)	1,455,750	15.46%
Executive Officers and Directors
Christopher B. Ferguson (3)	1,779,950	18.91%
Kevin Ferguson (4)	313,500	3.33%
Brett Vroman (5)	56,333	* %
Bruce Bennett	3,500	* %
Frank Jennings (6)	51,300	* %
Louis Foreman (7)	372,288	3.95%
Kevin O’Donnell (8)	50,900	* %
Total	2,627,771	27.91%

*Represents beneficial ownership of less than one percent (1%).

(1) The address for each shareholder listed in the table above is: c/o Edison Nation, Inc. 1 West Broad Street, Suite 1004, Bethlehem, Pennsylvania 18018.

(2) Includes 1,455,750 shares held jointly with Mrs. Ferguson’s spouse, Christopher B. Ferguson.

(3) Includes 1,455,750 shares held by Mr. Ferguson’s spouse, Lelainya D. Ferguson, 13,000 shares held by FergcoBros, LLC and 300,000 shares individually. Mr. Ferguson person disclaims beneficial ownership of the shares held in the name of FergcoBros, LLC.

(4) Includes 13,000 shares held by FergcoBros, LLC and 300,500 shares individually by Mr. ferguson. Mr. Ferguson person disclaims beneficial ownership of the shares held in the name of FergcoBros, LLC.

(5) Includes 3,000 shares held by Mr. Vroman and 53,333 shares issuable under the warrant held by Mr. Vroman.

(6) Includes 50,000 shares issued to Mr. Jennings as Director’s compensation, 350 shares held by Mr. Jennings’ spouse, 200 shares held by Mr. Jennings’ son 100 shares held by Mr. Jennings’ children, respectively.

(7) The indicated ownership is based solely upon a Schedule 13G filed with the SEC by Mr. Foreman on September 21, 2019. This total includes 278,542 shares indirectly held by Mr. Foreman through Venture Six LLC (the “Venture Six Shares”) and 50,000 shares issued to Mr. Foreman as Director’s compensation Mr. Foreman is the managing member of Venture Six LLC and disclaims beneficial ownership of the Venture Six Shares reported.

(8) Includes 50,000 shares issued to Mr. O’Donnell as Director’s compensation and 575 shares held by Mr. O’Donnell’s children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% shareholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related person transaction;

●	the approximate dollar value of the amount involved in the related person transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; and

●	the purpose of, and the potential benefits to us of, the transaction.

The audit committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (iii) the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

●	a transaction that is specifically contemplated by provisions of our articles of incorporation, as amended and restated, or Second Amended and Restated Bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

We have a written policy regarding the review and approval of related person transactions. With respect to such transactions, it is our policy for our board of directors to consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests. In addition, all related person transactions required prior approval, or later ratification, by our board of directors.

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

As of December 31, 2019 and December 31, 2018, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP, which are both majority owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM LLC and Edison Nation on behalf of SRM LLC and NL Penn Capital, LP. As of December 31, 2019 and December 31, 2018, the net amount due to related parties was $17,253 and $140,682, respectively. Such amounts are due currently.

Service Agreement

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a member of the Company’s board of directors, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $97,500 related to the services performed by Enventys for the twelve months ended December 31, 2019, respectively. In April 2019, the Company and Enventys terminated the letter agreement, such that no further payments are due from the Company to Enventys.

Stock Option and Other Compensation Plans

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 (490,936 remaining as of February 12, 2020) shares of common stock to help align the interests of management and our shareholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

On September 26, 2018, the Compensation Committee of the board of directors approved the terms of compensation to be paid to non-employee directors for fiscal year 2018. Compensation for non-employee directors includes an annual retainer of $20,000, an annual committee meeting fee of $5,000, if such director chairs a committee of the board of directors, and an award of options to purchase 20,000 shares of the Company’s common stock (the “Options”). The restricted stock underlying such Options were to vest one year after the grant date. However, the Options were never granted. Accordingly, On November 15, 2019, in lieu of granting the Options, the Company granted each member of the board of directors restricted stock units of 20,000 shares which vested immediately, except for Toper Taylor who received 30,000 shares in November 2019, related to the share amounts due to him under the terms of his agreement with us. In addition, the Company granted each non-employee director restricted stock units of 30,000 shares, which vested on January 1, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Marcum, LLP for professional accounting services rendered for the fiscal years ended December 31, 2019 and 2018.

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees (1)	$152,500	$175,850
Audit-Related Fees	—	—
Tax Fees (2)	—	—
Other Fees (3)	393,617	310,680
Total	$546,117	$486,530

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10–Q. Other fees consist of comfort letter service fees.

(2) Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns.

(3) Other fees consist of fees billed for professional services related to non-recurring fees for the initial public offering and the acquisitions completed during the year.

PART IV

ITEM 15. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.1	March 26, 2020
10.1	Form of Senior Convertible Promissory Note	8-K	2.1	July 6, 2018
10.1	Membership Interest Purchase Agreement dated June 29, 2018	8-K	10.1	July 6, 2018
10.2	Fifth Amended and Restated Operating Agreement of Edison Nation Holdings, LLC, dated September 4, 2018	8-K	10.2	September 6, 2018
10.3	Registration Rights Agreement dated September 4, 2018	8-K	10.3	September 6, 2018
10.4+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.5+	Employment Agreement, by and between Edison Nation, Inc. and Christopher Ferguson, dated September 26, 2018	8-K	10.1	October 5, 2018	+
10.6+	Employment Agreement, by and between Edison Nation, Inc. and Phil Anderson, dated September 26, 2018	8-K	10.2	October 5, 2018	+
10.7	Stock Purchase Agreement, dated October 24, 2018	8-K	10.1	October 30, 2018
10.8	Securities Purchase Agreement, dated March 6, 2019	8-K	10.1	March 13, 2019
10.9	Senior Convertible Promissory Note, dated March 6, 2019	8-K	10.2	March 13, 2019
10.10	Pledge Agreement, dated March 12, 2019	8-K	10.3	March 13, 2019
10.11	Form of Securities Purchase Agreement dated May 13, 2019	8-K	10.1	May 17, 2019
10.12	Form of Senior Convertible Promissory Note dated May 13, 2019	8-K	10.2	May 17, 2019
10.13	Settlement and Release Agreement dated June 17, 2019 with FirstFire Global Opportunities Fund, LLC	8-K	10.1	June 19, 2019
10.14	Loan Agreement with Tiburon Opportunity Fund, dated June 14, 2019	8-K	10.1	June 20, 2019
10.15	Operating Agreement of Ed Roses, LLC, dated August 23, 2019	S-1	10.18	February 12, 2020
10.16	Securities Purchase Agreement with Labrys Fund, LP, dated August 26, 2019	8-K	10.1	August 29, 2019
10.17	12% Convertible Promissory Note, dated August 26, 2019	8-K	10.2	August 29, 2019
10.18	Form of Share Purchase Agreement, dated October 2, 2019	8-K	10.1	October 4, 2019
10.19	Form of Registration Rights Agreement, dated October 2, 2019	8-K	10.2	October 4, 2019
10.20	Uber Mom Asset Purchase Agreement, dated November 6, 2019	S-1	10.23	February 12, 2020
10.21	Purchase of Inventory and Repurchase Agreement with Claudia McFillin and Joseph Tropea, dated November 12, 2019	S-1	10.24	February 12, 2020
10.22	Future Receivables Sale and Purchase Agreement with Velocity Group USA Inc., dated November 18, 2019	S-1	10.25	February 12, 2020
10.23	10% Senior Secured Note with 32 Entertainment LLC, dated December 4, 2019	S-1	10.26	February 12, 2020
10.24	Common Stock Purchase Warrant with 32 Entertainment LLC, dated December 4, 2019	S-1	10.27	February 12, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.25	Registration Rights Agreement with 32 Entertainment LLC, dated December 4, 2019	S-1	10.28	February 12, 2020
10.26	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.27	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.28	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.29	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.30	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.31	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.32	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.33	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.34	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.35	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.36	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.37	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.38	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.39	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.40	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.41	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.42	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.43	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.44	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.45	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020				*
10.46	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.47	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.48	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.49	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.50	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 7, 2020				*
10.51	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 15, 2020				*
10.52	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020				*
10.53	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020				*
10.54	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
21.1	List of Significant Subsidiaries	S-1	21.1	February 12, 2020
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2020

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Ferguson	Chief Executive Officer and Chairman of the Board of Directors	May 29, 2020
Christopher B. Ferguson	(Principal Executive Officer)

/s/ Louis Foreman	Director	May 29, 2020
Louis Foreman

/s/ Frank Jennings	Director	May 29, 2020
Frank Jennings

/s/ Mary Ann Halford	Director	May 29, 2020
Mary Ann Halford

/s/ Kevin J. O’Donnell	Director	May 29, 2020
Kevin J. O’Donnell

