Form 10-K/A
period 2019-12-31
EDISON NATION, INC.
filed 2020-06-04
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Edison Nation, Inc. (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K, filed on May 29, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 26, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension (the “Form 8-K”). Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 29, 2020 because the Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the coronavirus (“COVID-19”) pandemic.

As disclosed in the Form 8-K, in order to manufacture many of the Company’s products, the Company purchases components from several key China-based suppliers, Jiada Toys Co., Ltd., Hangzhou Heli Electronics Co., Limited, King Honor Enterprises Limited and Major Toys Limited. The Company’s Asian office is located adjacent to China, in Hong Kong. As a result of the rapid spread of the novel coronavirus (“COVID-19”), China began quarantines related to COVID-19 on January 23, 2020 and Hong Kong imposed a compulsory nationwide quarantine on March 19, 2020. In addition, the Company has a number of suppliers and customers located in other parts of Asia, which have also been severely impacted by the spread of COVID-19, with many Asian nations correspondingly imposing quarantines on their citizens.

As a result of the COVID-19 quarantines described above, the Company’s operations in China were unable to fully resume from the end of the “Chinese New Year” on February 8, 2020, until March 23, 2020. Specifically, the Company relied on the Order due to the operational suspension causing the Company’s finance team to not be able to complete the preparation of the Company’s consolidated financial statements and its Annual Report on Form 10-K until after March 30, 2020.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS

(a) (3) Exhibits:

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDISON NATION, INC.

June 4, 2020	By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Ferguson	Chief Executive Officer and Chairman of the Board of Directors	June 4, 2020
Christopher B. Ferguson	(Principal Executive Officer)

/s/ Louis Foreman	Director	June 4, 2020
Louis Foreman

/s/ Frank Jennings	Director	June 4, 2020
Frank Jennings

/s/ Mary Ann Halford	Director	June 4, 2020
Mary Ann Halford

/s/ Kevin J. O’Donnell	Director	June 4, 2020
Kevin J. O’Donnell