Form 10-Q
period 2020-03-31
EDISON NATION, INC.
filed 2020-06-30
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

Commission file number: 001-38448

EDISON NATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1 West Broad Street, Suite 1004
Bethlehem, Pennsylvania, New Jersey	18018
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 26, 2020, there were 9,210,401 shares of the registrant’s common stock outstanding.

EDISON NATION, INC.

EXPLANATORY NOTE

The Company was unable to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), by the original deadline of May 15, 2020, without unreasonable effort or expense due to the outbreak of, and local, state, and federal governmental responses to, the Coronavirus Disease 2019 (“COVID-19”) pandemic.

The Company’s operations have experienced significant disruptions as a result of the circumstances surrounding the COVID-19 pandemic. The Company filed a Current Report on Form 8-K on May 13, 2020 supplementing the risk factors disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), to address the impact of the COVID-19 pandemic on the Company. Such impacts include, but are not limited to, the institution of social distancing and sheltering-in-place requirements in many countries, states and communities where the Company and its customers operate., resulting in: temporary closures of nearly all of the Company’s manufacturing operations, which have resulted in delays in the shipment of products to certain of our customers and ultimately, a suspension of our Asian operations in January 2020, the furlough of approximately 70% of the Company’s employees, and the Company’s issuance of a work-from-home policy to protect its remaining employees and their families from potential virus transmission among co-workers. The office closures, employee furloughs, and work-from-home policy have, in turn, caused a delay in the preparation and filing of the Quarterly Report with a majority of the Company’s remaining employees working remotely to complete and file the Quarterly Report.

On March 4, 2020, the Securities and Exchange Commission issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”). As previously disclosed in the Current Report on Form 8-K filed May 13, 2020, for the reasons discussed above, the Company is relying on the Order to delay the filing of this Quarterly Report.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions;

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

4

PART I

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$532,062	$412,719
Accounts receivable, net	2,043,739	2,108,099
Inventory	1,300,136	1,369,225
Prepaid expenses and other current assets	883,992	917,433
Income tax receivable	147,889	147,889
Total current assets	4,907,818	4,955,365
Property and equipment, net	922,861	931,968
Right of use assets, net	654,277	732,100
Intangible assets, net	11,322,789	11,598,063
Goodwill	5,392,123	5,392,123
Total assets	$23,199,868	$23,609,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,176,725	$7,397,650
Accrued expenses and other current liabilities	1,978,295	1,594,669
Deferred revenues	154,489	159,591
Current portion of operating leases liabilities	282,689	272,215
Income tax payable	8,446	22,919
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	585,430	456,995
Current portion of convertible notes payable, net of debt issuance costs of $855,555	244,445	-
Current portion of notes payable, net of debt issuance costs of $245,819 and $212,848, respectively	1,341,079	1,365,675
Current portion of notes payable – related parties	1,118,751	1,686,352
Due to related party	9,138	17,253
Total current liabilities	8,899,487	12,973,319
Operating leases liabilities –net of current portion	396,962	482,212
Convertible notes payable – related parties, net of current portion, net of debt discount of $341,667 and $366,666, respectively	1,086,494	1,061,495
Notes payable, net of current portion	38,842	42,492
Notes payable – related parties, net of current portion	1,548,762	1,595,669
Total liabilities	11,970,547	16,155,187
Commitments and Contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$-	$-
Common stock, $0.001 par value, 250,000,000 shares authorized; 8,676,501 and 8,015,756 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8,677	8,016
Additional paid-in-capital	28,790,704	26,259,575
Accumulated deficit	(17,225,970)	(18,495,461)
Total stockholders’ equity attributable to Edison Nation, Inc.	11,573,411	7,772,130
Noncontrolling interests	(344,090)	(317,698)
Total stockholders’ equity	11,229,321	7,454,432
Total liabilities and stockholders’ equity	$23,199,868	$23,609,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020 (Unaudited)	2019 (Unaudited)

Revenues, net	$3,667,110	$5,738,534
Cost of revenues	2,418,412	3,945,558
Gross profit	1,248,698	1,792,976

Operating expenses:
Selling, general and administrative	4,192,713	3,049,188
Operating loss	(2,944,015)	(1,256,212)

Other (expense) income:
Rental income	25,704	25,704
Interest expense	(723,957)	(124,694)
Gain on divestiture	4,911,760	-
Total other income (expense), net	4,213,507	(98,990)
Income (loss) before income taxes	1,269,492	(1,355,202)
Income tax expense	-	23,195
Net income (loss)	$1,269,492	$(1,378,397)
Net (loss) income attributable to noncontrolling interests	-	56,893
Net income (loss) attributable to Edison Nation, Inc.	1,269,492	(1,435,290)
Net income (loss) per share - basic	$0.16	$(0.25)
Net income (loss) per share - diluted	$0.13	$(0.25)
Weighted average number of common shares outstanding – basic	8,181,470	5,661,380
Weighted average number of common shares outstanding – diluted	9,637,421	5,661,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2020	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432
Issuance of common stock to noteholders	160,000	160	201,164	-	-	201,324
Returned common stock from noteholder	(153,005)	(153)	153	-	-	-
Issuance of common stock to consultants	653,750	654	562,109	-	-	562,763
Issuance of warrants to noteholders and beneficial conversion option	-	-	1,018,953	-	-	1,018,953
Stock-based compensation	-	-	748,749	-	-	748,749
Divestiture of Cloud B	-	-	-	-	(26,392)	(26,392)
Net income	-	-	-	1,269,492	-	1,269,492
Balance, March 31, 2020 (Unaudited)	8,676,501	$8,677	$28,790,704	$(17,225,970)	$(344,090)	$11,229,321

Balance, January 1, 2019	5,654,830	$5,655	$20,548,164	$(5,565,756)	$951,576	$15,939,639
Issuance of common stock to note holders	15,000	15	74,085	-	-	74,100
Issuance of common stock to vendors for services	10,500	10	52,490	-	-	52,500
Stock-based compensation	-	-	184,419	-	56,983	184,419
Net loss	-	-	-	(1,435,290)	-	(1,378,397)
Balance, March 31, 2019 (Unaudited)	5,680,330	$5,680	$20,859,158	$(7,001,046)	$1,008,469	$14,872,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020 (Unaudited)	2019 (Unaudited)
Cash Flow from Operating Activities
Net income (loss) attributable to Edison Nation, Inc.	$1,269,492	$(1,435,290)
Net income attributable to noncontrolling interests	-	56,893
Net income (loss)	1,269,492	(1,378,397)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Depreciation and amortization	316,299	301,383
Amortization of financing costs	570,636	56,022
Stock-based compensation	1,319,511	362,419
Amortization of right of use asset	77,823	77,704
Gain on divestiture	(4,911,760)	-
Changes in assets and liabilities:
Accounts receivable	64,359	(776,057)
Inventory	69,089	(437,635)
Prepaid expenses and other current assets	33,441	(1,004,133)
Accounts payable	(215,320)	840,943
Accrued expenses and other current liabilities	335,815	381,714
Operating lease liabilities	(74,776)	(73,473)
Due from related party	(8,115)	(42,686)
Net cash used in operating activities	(1,153,505)	(1,692,196)

Cash Flows from Investing Activities
Purchases of property and equipment	(31,918)	(72,955)
Net cash used in investing activities	(31,918)	(72,955)

Cash Flows from Financing Activities
Net borrowings under line of credit	112,862	(15,035)
Borrowings under convertible notes payable	1,100,000	-
Borrowings under notes payable	950,000	500,000
Repayments under notes payable	(672,773)	(3,336)
Repayments under notes payable- related parties	(14,508)	(27,263)
Fees paid for financing costs	(170,815)	(22,500)
Net cash provided by financing activities	1,304,766	431,866
Net increase (decrease) in cash and cash equivalents	119,343	(1,333,285)
Cash and cash equivalents - beginning of period	412,719	2,052,731
Cash and cash equivalents - end of period	$532,062	719,446

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$127,504	$52,640
Income taxes	$-	$235,275
Noncash investing and financing activity:
Shares issued to note holders	$368,000	$74,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2019, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

As of March 31, 2020, Edison Nation, Inc. had six wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 50% of Best Party Concepts, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

Liquidity

For the three months ended March 31, 2020, our operations lost approximately $2,900,000, of which approximately $2,284,000 was non-cash and approximately $366,000 was related to transaction costs and other non-recurring items

At March 31, 2020, we had total current assets of approximately $4,907,818 and current liabilities of approximately $8,899,487 resulting in negative working capital of approximately $3,991,669, of which $1,118,751 was related party notes payable and $530,815 was included in accrued expenses for unissued shares. At March 31, 2020, we had total assets of $23,199,868 and total liabilities of $11,970,547 resulting in stockholders’ equity of $11,229,321.

The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these condensed financial statements. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products.

The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss for the three months ended March 31, 2020 included $2,284,269 related to depreciation, amortization (including amortization for financing costs and right of use asset) and stock-based compensation. In addition, approximately $365,732 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced.

Management has considered possible mitigating factors within our management plans on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues for at least the next twelve months from the date these condensed financial statements are available:

●	Subsequent to March 31, 2020, the Company raised $1,089,853 through loan agreements.

●	Raise further capital through the sale of addition equity.

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal of $1,118,751 and related interest expense.

●	Annual cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000.

●	Possible sale of certain brands to other manufacturers.

●	Edison Nation Medical’s procurement of Personal Protective Equipment (“PPE”) and subsequent sale to governmental agencies, educational facilities, medical facilities and distributors.

●	Entry into joint ventures or total/partial acquisitions of operational entities to expand the sale of PPE through Edison Nation Medical

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

Cash and Cash Equivalents

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $532,000 of cash and cash equivalents at March 31, 2020 of which approximately $249,000 was held in foreign bank accounts not covered by FDIC insurance limits as of March 31, 2020.

Accounts Receivable

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

Substantially all of the Company’s revenues continue to be recognized when control of the goods is transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards.

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019

Revenues:
Product sales	$3,626,901	$5,637,350
Service revenues	-	25,597
Licensing revenues	40,209	75,587
Total revenues, net	$3,667,110	$5,738,534

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three months ended March 31, 2020 and 2019, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended March 31,
	2020		2019
Customer A	11%		*	%
Customer B	*	%	23%

* Customer did not represent greater than 10% of total net revenue.

For the three months ended March 31, 2020 and 2019, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended March 31,
	2020	2019
North America	82%	77%
Europe	17%	19%

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

Sequencing Policy

Under ASC 815-40-35, the Company follows a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2020 and 2019 and the cumulative translation gains and losses as of March 31, 2020 and December 31, 2019 were not material.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

As of March 31, 2020, the Company included the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been dilutive.

March 31,
2020
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000
Convertible shares under notes payable	550,000
Warrants for noteholders	800,000
Restricted stock units	210,000
Shares to be issued	215,000
Total	2,765,000

As of March 31, 2020 and 2019, the Company excluded the common stock equivalents summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,	March 31,
	2020	2019
Selling Agent Warrants	160,492	65,626
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	-	990,000
Options	80,000	290,000
Convertible shares under notes payable	285,632	285,632
Shares to be issued	-	12,500
Total	$526,124	$1,643,758

Net earnings per share data for the three months ended March 31, 2020 and 2019 were computed as follows:

	March 31, 2020		March 31, 2019
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Edison Nation, Inc.	$1,269,492	$1,269,492	$(1,435,290)	$(1,435,290)

Average shares outstanding- basic	8,181,470	8,181,470	5,661,380	5,661,380
Effect of dilutive securities:
Options and other share-based awards	-	210,000	-	-
Shares reserved	-	990,000	-	-
Warrants for noteholders	-	81,807	-	-
Convertible shares under notes payable	-	46,337	-	-
Shares to be issued	-	127,807	-	-
	8,181,470	9,637,421	5,661,380	5,661,380

Net income (loss) attributable to Edison Nation, Inc. per share	$0.16	$0.13	$(0.25)	$(0.25)

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), new accounting guidance that addresses the accounting for implementation costs associated with a hosted service. The guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this accounting guidance in the first quarter of 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued new accounting guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. The Company adopted this accounting guidance in the first quarter of 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2018, the FASB issued new accounting guidance for Variable Interest Entities, which requires indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company adopted this accounting guidance in the first quarter of 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company adopted this accounting guidance in the first quarter of 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Divestitures

Divestiture of Subsidiary

On February 17, 2020, the Company divested its Cloud B, Inc. subsidiary and entered into an Agreement for the Purchase and Sale of Cloud B, Inc.(the “Purchase Agreement”), with Pearl 33 Holdings, LLC (the “Buyer”), pursuant to which the Buyer purchased from the Company (and the Company sold and assigned) 80,065 shares of common stock of Cloud B (the “Cloud B Shares”) for $1.00 and an indemnification agreement as described below, constituting a 72.15% ownership interest in Cloud B, based on 110,964 shares of Cloud B’s common stock outstanding as of February 17, 2020. In accordance with the agreement, all of the liabilities of Cloud B were assumed by Pearl 33.

On February 17, 2020, as part of the sale of Cloud B, Inc., the Company entered into an indemnification agreement with Pearl 33 Holdings, LLC in connection with the divestiture of Cloud B, Inc., whereby pursuant to such agreement the Company is limited to the issuance of 150,000 shares of the Company’s common stock to the Buyer for indemnification of claims against Cloud B Inc. In addition, the Company shall indemnify the Buyer for expenses (including attorneys’ fees and all other costs, expenses and obligations) in connection with defending any Claim in connection with the Cloud B. The Company has recorded $405,000 related to the fair value of the 150,000 shares of common stock which will be issued to the Buyer.

The table below shows the assets and liabilities that the Company was relieved of in the transaction:

February 17, 2020
Accounts payable	4,005,605
Accrued Expenses	370,289
Income Tax Payable	14,473
Notes Payable	900,000
Non-Controlling Interest	26,393
Shares to be issued to Buyer	(405,000)
Gain on divestiture	$4,911,760

Note 4 — Inventory

As of March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$66,654	$49,232
Finished goods	1,333,481	1,319,993
Reserve for obsolescence	(100,000)	-
Total inventory	$1,300,135	$1,369,225

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Debt

As of March 31, 2020 and December 31, 2019, debt consisted of the following:

	March 31,	December 31,
	2020	2019
Line of credit:
Lines of credit	$585,430	$472,567
Debt issuance costs	-	(15,573)
Total lines of credit	585,430	456,995

Senior convertible notes payable:
Senior convertible notes payable	1,428,161	1,428,161
Debt issuance costs	(341,667)	(366,666)
Total long-term senior convertible notes payable	1,086,494	1,061,495
Less: current portion of long-term notes payable	-	-
Noncurrent portion of long-term convertible notes payable	1,086,494	1,061,495

Notes payable:
Notes payable	1,625,740	1,321,015
Debt issuance costs	(245,819)	(212,848)
Total long-term debt	1,379,921	1,108,433
Less: current portion of long-term debt	(1,341,079)	(1,278,789)
Noncurrent portion of long-term debt	38,842	42,492

Notes payable – related parties:
Notes payable	2,667,513	3,282,021
Less: current portion of long-term debt – related parties	(1,118,751)	(1,686,352)
Noncurrent portion of long-term debt – related parties	$1,548,762	$1,595,669

Senior convertible notes payable:
Senior convertible notes payable	1,100,000	-
Debt issuance costs	(855,555)	-
Total long-term senior convertible notes payable	244,445	-
Less: current portion of long-term notes payable	244,445	-
Noncurrent portion of long-term convertible notes payable	-	-

Convertible Notes Payable

On January 23, 2020, Edison Nation, Inc. (the “Company”) entered into a $1,100,000 loan agreement the (“Loan Agreement”) with Greentree Financial Group, Inc. (the “Investor”), pursuant to which the Investor purchased a 10% Convertible Promissory Note (the “Note”) from the Company, and the Company issued to the Investor a three year warrant (the “Warrant”) to purchase 550,000 shares of the Company’s common stock, $0.001 per share (“Common Stock”). The Note is convertible at any time at a price of $2.00 per share, subject to certain adjustments to the conversion price set forth in the Note. The Note reiterates the registration rights set forth in the Loan Agreement and the Warrant. There is no prepayment penalty on the Note. If the Note is not prepaid by the 90th day after the effective date of the Registration Statement, the Investor is required to convert the entire amount of principal and interest outstanding on the Note at that time, at a price of $2.00 per share, unless an event of default (as such events are described in the Note) under the Note has occurred, in which case the Note would be mandatorily converted at a price equal to 50% of the lowest trading price of the Common Stock for the last 10 trading days immediately prior to, but not including, the date that the Note mandatorily converts. In the event that the average of the 15 lowest closing prices for the Company’s common stock on NASDAQ or other primary trading market for the Company’s common stock (the average of such lowest closing prices being herein referred to, the “True-up Price”) during the period beginning on the effective date of the Registration Statement and ending on the 90th day after the effective date of the Registration Statement (the “Subsequent Pricing Period”) is less than $2.00 per share, then the Company will issue the Lender additional shares of the Company’s common stock (the “True-up Shares”) within three days. No value has been assigned to the True-up Shares due to the contingency of an effective Registration Statement. The warrant has an exercise price of $2.00 per share, subject to certain adjustments to the exercise price set forth in the Warrant. The Warrant, as amended, expires on January 23, 2023. If the closing price per share of the Common Stock reported on the day immediately preceding an exercise of the Warrant is greater than $2.00 per share, the Warrant may be exercised cashlessly, based on a cashless exercise formula.  The Warrant reiterates the registration rights set forth in the Loan Agreement and the Note. The Warrant also contains a repurchase provision, which at any time after the Registration Statement is effective and the Common Stock has traded at a price over $3.00 share for 20 consecutive days, gives the Company a 30-day option to repurchase any unexercised portion of the Warrant at a price of $1.00 per share. The $1,100,000 of proceeds from the Note will be used for general working capital purposes and for the repayment of debt. On January 24, 2020, the Company used $588,366 of the proceeds from the Note to pay off in full the 12% Convertible Promissory Note held by Labrys Fund, LP. Upon execution of the Loan Agreement, the Company issued to the Investor 100,000 shares of Common Stock (the “Origination Shares”) as an origination fee, plus an additional 60,000 shares of Common Stock as consideration for advisory services. Pursuant to the Loan Agreement, the Company agreed to issue and sell to the Investor the Note, in the principal amount of $1,100,000.

On January 29, 2020, the Company and Greentree Financial Group, Inc. (the “Investor”), entered into an Amendment Agreement, amending the January 22, 2020 Loan Agreement, the Note, and the Warrant to: (i) correct the effective date set forth in the Loan Agreement, Note and Warrant to January 23, 2020 and the due date to October 23, 2020, (ii) clarify the terms of the registration right provision in the Loan Agreement such that the Company was required to register a total of 1,500,000 shares of Common Stock, which such amount of shares is the sum of 550,000 shares of Common Stock issuable upon conversion of the Note, 550,000 Warrant Shares, the 100,000 Origination Shares, and 300,000 shares of Common Stock to account for changes to the conversion and/or exercise price under the Note and Warrant, and (iii) to ensure that the total number of shares of Common Stock issued pursuant to the Loan Agreement, the Note, and/or the Warrant, each as amended, does not exceed 17.99% of the Company’s issued and outstanding Common Stock as of January 23, 2020. The Company is subject to a $35,000 penalty on a monthly basis if a registration statement is not effective after 105 days from January 23, 2020. The Company recognized a beneficial conversion option of $586,785 related to the 550,000 shares of Common Stock issuable upon conversion of the Note, a debt discount of $296,891 based on the relative fair value related to the 550,000 Warrant Shares, a debt discount of $201,324 based on the relative fair value related to the 160,000 Origination and Advisory Shares.

Promissory Notes

On January 2, 2020, the Company entered into that certain Loan Agreement with Tiburon Opportunity Fund (the “Lender”), dated January 2, 2020 (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender agreed to loan the Company $400,000. The Loan is interest bearing at the rate of 1.5% per month through the term of the Loan. Additionally, the Loan Agreement provides that the Company shall pay the Lender the entire unpaid principal and all accrued interest upon thirty days’ notice to the Company, but in any event, the notice shall not be sooner than June 1, 2020. On April 24, 2020, the Company and Lender entered into a Debt Conversion Agreement whereby the Lender was given the right and elected to exercise that right to convert principal and interest of $424,000 of funds loaned to the Company into shares of the Company’s common stock. The fair value of the Company’s common stock was $2.08 on the date of conversion and the conversion price was $2.00 per share for a total of 212,000 shares of restricted common stock issued by the Company.

On January 2, 2020, Ed Roses, LLC (the “Partnership”) entered into a Loan Agreement (the “Agreement”) with Sook Hyun Lee (the “Lender”). Under the terms of the Agreement, the Lender agreed to lend $150,000 to the Partnership for general working capital. The Loan is due on April 15, 2020 (the “Maturity Date”) and accrues interest at 15% per annum. The Agreement shall automatically renew at the Maturity date for successive 90-day periods unless written notice is remitted by either party. On the Maturity date, the Partnership shall pay the Lender all unpaid principal and interest and a $30,000 commitment fee. The Lender shall have a collateral interest in the accounts receivable of the Partnership, including but not limited to 7 Eleven receivables.  As collateral, Edison Nation, Inc. placed 75,000 shares of common stock in reserve.

On January 10, 2020, the Company entered into a 5% Promissory Note Agreement with Equity Trust Company on behalf of Rawleigh Ralls (“Ralls”) for an aggregate principal amount of $267,000 (the “Ralls Note”), pursuant to which Ralls purchased the Ralls Note from the Company for $250,000 and an original issue discount of $17,000, and the Company issued to Ralls a warrant (the “Ralls Warrant”) to purchase 125,000 shares of the Company’s common stock valued at $86,725 estimated using the Black-Scholes option-valuation model. The proceeds from the Ralls Note will be used for general working capital needs of the Company. The Company will also issue 33,000 incentive shares to Ralls valued at $79,860 based on the closing stock price on January 10, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the Ralls Note is July 10, 2020.

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000 and an original issue discount of $7,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock valued at $31,755 estimated using the Black-Scholes option-valuation model. The proceeds from the Solit Note will be used for general working capital needs of the Company. The Company will also issue 13,000 incentive shares to the Solits valued at $30,420 based on the closing stock price on January 15, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the Solit Note is July 15, 2020.

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000 and an original issue discount of $3,500, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock valued at $16,797 estimated using the Black-Scholes option-valuation model. The proceeds from the O’Leary Note will be used for general working capital needs of the Company. The Company will also issue 6,500 incentive shares to O’Leary valued at $15,535 based on the closing stock price on January 17, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the O’Leary Note is July 17, 2020.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Debt — (Continued)

On March 6, 2019, Edison Nation, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Investor”) pursuant to which the Investor purchased a 2% unsecured, senior convertible promissory note (the “Note”) from the Company. The Note was in the amount of $560,000 with an original issue discount of $60,000. The Company issued 15,000 shares of its common stock (“Common Stock”) valued at $74,100 based on the share price on the date of issuance to the Investor as additional consideration for the purchase of the Note. The Under the terms of the SPA, the Investor will have piggyback registration rights in the event the Company files a Form S-1 or Form S-3 within six months from March 6, 2019, as well as a pro rata right of first refusal in respect of participation in any debt or equity financings undertaken by the Company during the 18 months following March 6, 2019. The Company is also subject to certain customary negative covenants under the SPA, including but not limited to, the requirement to maintain its corporate existence and assets subject to certain exceptions, and to not to make any offers or sales of any security under circumstances that would have the effect of establishing rights or otherwise benefitting other investors in a manner more favorable in any material respect than those rights and benefits established in favor of the Investor under the terms of the SPA and the Note. The maturity date of the Note is six months from March 6, 2019. All principal amounts and the interest thereon are convertible into shares Common Stock only in the event that an Event of Default occurs. On January 24, 2020, the Company paid the Investor $588,366 to pay the Note in full.

Receivables Financing

On February 21, 2020, the Company entered into a receivables financing arrangement for certain receivables of the Company not to exceed $1,250,000 at any one time. The agreement allows for borrowings up to 85% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowings up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

On November 12, 2019, the Company entered into a Receivables Purchase Agreement with a financial institution (the “Receivables Purchase Agreement”), whereby the Company agreed to the sale of $250,000 of receivables for $200,000. The proceeds were used for general working capital.

On November 18, 2019, the Company entered into a Future Receivables Purchase Agreement with a financial institution (the “Future Receivables Purchase Agreement”), whereby the Company agreed to the sale of $337,500 of receivables for $250,000. The proceeds were used to fund our receivables for overseas distributors. Christopher B. Ferguson, our Chairman and Chief Executive Officer, personally guaranteed the prompt and complete performance of the Company’s obligations under the Future Receivables Purchase Agreement.

The scheduled maturities of the debt for the next five years as of December 31, 2019, are as follows:

For the Years Ended December 31,	Amount
2020 (excluding the three months ended March 31, 2020)	3,737,443
2021	206,760
2022	1,419,285
2023	1,440,278
2024	-
Thereafter	-
6,803,766
Less: debt discount	(595,088)
$6,208,678

For the three months ended March 31, 2020, interest expense was $723,957 of which $76,634 was related party interest expense. For the three months ended March 31, 2019, interest expense was $125,073 of which $80,262 was related party interest expense.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Three Months Ended March 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
U.S. income subject to valuation allowance	-21.0%	-21.0%
State and local income taxes	0.0%	0.0%
Foreign income not subject to U.S. federal tax	0.0%	0.0%
Foreign tax	0.0%	-1.7%
Nondeductible expenses	0.0%	0.0%
Other	0.0%	-0.0%
Effective income tax rate	0.0%	-1.7%

The Company has determined that the gain on divestiture of $4,911,760 is a taxable transaction to the Company. The tax provision of approximately $1,030,000 would be offset by the utilization of the Company’s net operating loss carryforwards. The Company has sufficient net operating losses carryforwards to cover any tax liabilities generated due to the divestment of Cloud B, Inc. The Company does not have any deferred income tax expense from the gain due to the Company recording a full valuation allowance against all net operating losses in prior periods.

Note 7 — Related Party Transactions

NL Penn Capital, LP and SRM Entertainment Group LLC

As of March 31, 2020 and December 31, 2019, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of March 31, 2020 and December 31, 2019, the net amount due to related parties was $9,138 and $17,253, respectively. Such amounts are due currently.

Note 8— Commitments and Contingencies

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

As of March 31, 2020, the Company recorded operating lease liabilities of $482,212 and right of use assets for operating leases of $654,277. During the three months ended March 31, 2020, operating cash outflows relating to operating lease liabilities was $74,776 and the expense for right of use assets for operating leases was $77,823. As of March 31, 2020, the Company’s operating leases had a weighted-average remaining term of 3.7 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that either qualify for the short-term lease recognition exception.

On June 6, 2018, the Company’s wholly owned subsidiary, Best Party Concepts, LLC, entered into a lease for office space in Newtown, PA, which expired on May 30, 2020 and was not renewed.

Total rent expense for the three months ended March 31, 2020 and 2019 was $146,287 and $144,433, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three months ended March 31, 2020 and 2019 was $25,704 and $25,704, respectively, and is included in other income on the consolidated statements of operations.

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

On April 14, 2020, Oceanside Traders, LLC (“Plaintiff”) filed a complaint against Cloud B, Inc. and Edison Nation, Inc. (together the “Defendants”) with the Superior Court of Ocean County, New Jersey alleging a breach of contract in that the Defendants failed to pay Plaintiff for goods sold in the amount of $141,007 plus $138,180 for overpayments and $279,187 for lost profits for a total of $443,383. A default judgment was entered against Edison Nation in the case in the amount of $284,248.91. The same day the default judgment was entered, the Company filed a motion to vacate on the grounds that Edison Nation was not properly served with the complaint.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity

Preferred Stock

On March 25, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada in order to: (i) increase the number of shares of the Company’s authorized preferred stock, par value $0.001 per share, from 0 shares to 30,000,000 shares of preferred stock; (ii) clarify the application of the forum selection clause in the Company’s amended and restated articles of incorporation, specifically that such clause does not apply to federal causes of actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (iii) include affirmative changes to correspond to the Company’s First Amended and Restated Bylaws, confirming that the Company’s shareholders may vote by written consent. As of March 31, 2020 and December 31, 2019, there were 0 and 0 shares of common stock issued and outstanding, respectively.

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

The following table summarizes stock option award activity for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2020	80,000	$7.01	3.7	-
Granted	-	-	-	-
Balance, March 31, 2020	80,000	$7.01	3.5	-
Exercisable, March 31, 2020	53,333	$7.01	3.5	-

As of March 31, 2020, there were 26,667 unvested options to purchase shares of the Company’s common stock or $46,605 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1 year.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share.

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY Inc. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share.

On April 13, 2020, we issued 12,500 shares of 12,500 shares of our common stock valued at $31,625 to Caro Partners, LLC for consulting services.

On April 15, 2020, Edison Nation, Inc. (the “Company”) entered into a loan agreement (“PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $789,852 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on April 15, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

On April 24, 2020, we issued 10,700 shares of our common stock valued at $18,725 to BHP Capital NY Inc. as origination shares as per the terms of the Securities Purchase Agreement dated April 7, 2020.

On April 24, 2020, we issued 10,700 shares of our common stock valued at $18,725 to Jefferson Street Capital, LLC as origination shares as per the terms of the Securities Purchase Agreement dated April 7, 2020.

On May 7, 2020, the Company entered into a Purchase of Inventory and Repurchase Agreement (the “Agreement”) with Fergco Bros, LLC (“Purchaser”). Under the terms of the Agreement, the Company assigned its rights, title and interest to inventory relating to its Edison Nation Medical customer, Orange County, CA (the “Inventory”) for payment in the amount of $100,000. The Company shall have the right to repurchase the Inventory for $105,000 in whole or periodic installments by May 15, 2020. On June 12, 2020, the Company made payment in the amount of $105,000 as payment in full.

On May 13, 2020, the Company’s wholly owned subsidiary, Ferguson Containers, Inc., entered into a Distributor Agreement with Marrone Bio Innovations, LLC (“Marrone”) for the distribution of Marrone’s Jet-Oxide 15% peroxyacetic acid-based sanitizer disinfectant.

May 17, 2020, the Company entered into an Amendment to Purchase of Inventory and Repurchase Agreement with the Purchasers-Assignees dated May 17, 2020. Under the terms of the Amendment, the repurchase date was extended to June 30, 2020 and the Company included the agreed to entitlement of 10,000 shares of common stock to the Purchaser-Assignees.

On May 19, 2020, the Company entered into an Amendment (the “Amendment”) to the Senior Secured Note (the “Note”) issued by the Company to 32 Entertainment, LLC (the “Lender”) dated December 4, 2019. Under the terms of the Amendment, the Company issued the Lender an Amended Subordinate Secured Note (the “Replacement Note”) in the principal amount of $200,000 that accrues interest at 16% annually and matures on May 21, 2021. On o May 28, 2020, the Company paid $50,000 toward the principal plus interest in the amount of $6,250 for a total of $56,250. The Lender shall also receive 40,000 restricted stock units and surrender the warrant issued to the Lender in the December 4, 2019 financing transaction.

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

On May 21, 2020, the Company issued 200,000 shares of common stock valued at $466,000 to PPE Brickell Supplies, LLC as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 21, 2020, the Company issued 50,000 shares of common stock valued at $116,500 to Graphene Holdings, LLC as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 21, 2020, the Company issued 50,000 shares of common stock valued at $116,500 to a Consultant for consulting services related to the Agreement and Plan of Share Exchange dated May 20, 2020.

On May 22, 2020, the Company issued 200,000 shares of common stock valued at $488,000 to Graphene Holdings as per the terms of the Agreement and Plan of Share Exchange dated May 20, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Edison Nation: End-to-end product innovation, development and commercialization

Edison Nation is a vertically-integrated, end-to-end, consumer product research and development, manufacturing, sales and fulfillment company.

The Company is the aggregation of six wholly owned subsidiaries whose operations and go-to-market strategy are vertically integrated under the Edison Nation corporate umbrella.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in fiscal 2020 occurred in the first quarter of 2020 and resulted in a net sales decline as compared to the first quarter of 2019.

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

Edison Nation’s business model is designed to take advantage of online marketplaces for our future growth mitigating new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed.

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

Selected ideas are assessed by the NPD Licensing Team based on nine key factors: competing products, uniqueness, retail pricing, liability & safety, marketability, manufacturing cost, patentability, consumer relevant features and benefits, and potential for commercialization.

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

The Insider Licensing Program (ILP program) incorporates a four-stage process:

●	Stage #1 — Preliminary Review: The NPD licensing team performs a preliminary review to ensure an invention meets the program criteria. Factors that might stall an idea from moving forward include: an invention is cost-prohibitive, has engineering challenges, and/or major players in the marketplace have already launched products like it. If none of these apply, an idea will be approved and move on to the preparation phase.

●	Stage #2 — Preparation: The NPD licensing team performs a best partner review. Edison Nation’s retail and manufacturing contacts are assessed, and the team begins to plan which licensors would be the best fit for an idea. A gap analysis and visits the store shelves are executed to gain greater understanding of marketplace potential.

●	Stage #3 — Pitching: At this phase, an idea can become a “Finalist.” The NPD team begins to proactively pitch an idea to potential licensees using a proprietary presentation system. When a company expresses interest, the team proceeds into term sheets and negotiations while staying in constant contact with the prospect until the best possible deal is struck for the innovator.

●	Stage #4 — Outcome: In the end, the market decides what products will be successful. There are no guarantees. If for some reason Edison Nation is not successful in finding a licensing partner, a complete debrief is given to the Insider.

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

One Company Initiative

During the first quarter of 2019, Edison Nation began the process to consolidate all operating companies’ businesses into distinct business units of Edison Nation, which allows the Company to focus on growing sales and leveraging operations. The units consist of:

● Innovate. The Edison Nation Platform. Responsible for the innovation platform that helps inventors go from idea to reality. This is accomplished by optimizing new product election process through deeper analytics to predict success on platforms like web marketplaces like Amazon. Driving brand awareness of the platform by producing content for inventors and innovators on media platforms including our own Everyday Edison’s television show.

● Build and launch. Consolidating our teams of product designers and developers who take the product from the concept to the consumers hand. These are distributed by geography, industry skillset and expertise in the development process to ensure efficient product build and launch. The bulk of operations are part of this business unit, and the company will continue to develop this unit to meet the needs of our product launch schedule.

● Sell. Our Omni-channel sales effort is divided into three groups; (1) business-to-business revenue opportunities including traditional brick and mortar retailers (2) online market places and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Edison Nation. The team seeks to a find a mutually beneficial transaction to accomplish that goal.

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

The combined experience and expertise of the Company’s team spans many high-demand categories including household items, small appliances, kitchenware, and toys. The company’s in-house capabilities are complimented by third-party engineering and prototyping contractors and category-specific expert resources within select manufacturers.

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

Cloud B, Inc. Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the stockholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level. The Company does not anticipate any amounts to be paid under the Earn Out Agreement. The Earn Out Agreement expires on December 31, 2021. On February 17, 2020, the Company divested its interest in Cloud B, Inc. but maintained ownership of the intangible assets of the brand Cloud B through its senior secured position on the note.

HMNRTH, LLC Asset Acquisition

On March 11, 2020, the Company issued 238,750 shares of our common stock to acquire the assets of HMNRTH, LLC. The Company owes $70,850 to the principals of HMNRTH, LLC. The transaction was treated as an asset purchase and not accounted for as a business combination due to the limited inputs, processes and outputs.

Edison Nation Medical Operations

Edison Nation Holdings, LLC formed Edison Nation Medica (“EN Medical”) in May of 2012. It was a partnership between Edison Nation and Carolinas Healthcare Systems (now called Atrium). Atrium is the 2nd largest healthcare system in the US. Carolina Health (Atrium) wanted a way to aggregate and commercialize the healthcare related innovations that were coming from their physicians, nurses, and patients, and Edison Nation offered a platform to provide that function.

EN Medical built out a separate platform, leveraging the Edison Nation model to look for ideas that improved patient care and lowered costs. EN collected some great ideas, but the market shifted and EN found that the licensing model was very difficult as big medical device companies wanted to acquire companies with sales versus just buying IP and prototypes.

Today, EN Medical operates an online portal granting hospitals, government agencies and distributors access to its catalog of medical supplies and hand sanitizers. EN Medical’s website is located at www.edisonnationmedical.com.

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

Receivables Financing

On February 21, 2020, the Company entered into a receivables financing arrangement for certain receivables of the Company not to exceed $1,250,000 at any one time. The agreement allows for borrowings up to 85% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

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

Results of Operations

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period over Period Change
	2020	2019	$	%

Revenues, net	$3,667,110	$5,738,534	$(2,071,424)	-36.10%
Cost of revenues	2,418,412	3,945,558	(1,527,146)	-38.71%
Gross profit	1,248,698	1,792,976	(544,278)	-30.36%

Operating expenses:
Selling, general and administrative	4,192,713	3,049,188	1,143,525	37.50%
Operating (loss)	(2,944,015)	(1,256,212)	(1,687,803)	134.36%

Other (expense) income:
Rental income	25,704	25,704	-	0.0%
Interest (expense)	(723,957)	(124,694)	(599,263)	480.59%
Gain on divestirure	4,911,760	-	4,911,760	100.00%
Total other income (expense), net	4,213,507	(98,990)	4,312,497	4,356.50%
Income (loss) before income taxes	1,269,492	(1,355,202)	2,624,694	193.68%
Income tax expense	-	23,195	(23,195)	-100.00%
Net income (loss)	1,269,492	(1,378,397)	2,647,889	192.10%
Net income attributable to noncontrolling interests	-	56,893	(56,893)	-100.00%
Net income (loss) attributable to Edison Nation, Inc.	$1,269,492	$(1,435,290)	$2,704,782	188.44%

Revenue

For the three months ended March 31, 2020, revenues decreased by $2,071,424 or 36.10%, as compared to the three months ended March 31, 2019. The decrease was primarily the result of decrease in business operations due to the COVID-19 pandemic in China and the US. The full impact of the COVID-19 outbreak to the Company's operations remains uncertain. Some of our larger customers, such as amusement parks remain closed or operating in a limited capacity. After operating at lower than planned production levels during most of the first quarter due to COVID-19, the Company's third-party manufacturing facilities in China are currently operating at planned capacity for this time of year. Manufacturing and warehouse partners outside of China are operating at varying levels of productivity depending on local government and safety considerations, with some markets operating at lower than normal production levels while other facilities have been closed entirely. The COVID-19 situation continues to be fluid, but we currently expect all manufacturing facilities to reopen in the third quarter, based upon our understanding of local governments directions at this time.

Cost of Revenues

For the three months ended March 31, 2020, cost of revenues decreased by $1,527,146 or 38.71%, as compared to the three months ended March 31, 2019. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the three months ended March 31, 2020, gross profit decreased by $544,278, or 30.36%, as compared to the three months ended March 31, 2019. The decrease was primarily a result of the decrease in revenues. For the three months ended March 31, 2020, gross margin increased to 34.05%, as compared to 31.24% for the three months ended March 31, 2019. The increase in gross margin was due to product mix of goods sold to customers through our Ed Roses business and our Cloud B branded products.

Operating Expenses

Selling, general and administrative expenses were $4,192,713 and $3,049,188 for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $1,143,525, or 37.50%. The increase was primarily the result of an increase in stock-based compensation of approximately $1,100,000, selling fees related to Amazon of approximately $250,000 of selling expenses offset by a reduction in investor relations expense of approximately $150,000.

Rental Income

Rental income was $25,704 for both the three months ended March 31, 2020 and 2019.

Interest expense

Interest expense was $723,957 for the three months ended March 31, 2020 versus $124,694 in the previous three months ended March 31, 2019. The increase in interest expense was related to increased borrowings of debt during 2019.

Income tax expense

Income tax expense was $0 for the three months ended March 31, 2020, a decrease of $23,195 or 100.00%, compared to an expense of $23,195 for the three months ended March 31, 2019. The decrease was primarily due to the decrease in income from our foreign operations with no offset for income in the United States.

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

For the three months ended March 31, 2020 and 2019, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$1,269,492	$(1,378,397)
Interest expense, net	723,957	124,696
Income tax gain (expense)	-	23,195
Depreciation and amortization	316,298	301,383
EBITDA	2,309,747	(929,123)
Stock-based compensation	1,319,511	309,919
Other non-cash stock-based charges	-	52,500
Restructuring and severance costs	242,136	36,385
Transaction and acquisition costs	82,736	223,538
Other non-recurring costs	40,860	104,174
Gain on divestiture	(4,911,760)	-
Adjusted EBITDA	$(916,770)	$(202,607)

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

Liquidity and Capital Resources

For the three months ended March 31, 2020, our operations lost approximately $2,900,000, of which approximately $2,284,000 was non-cash and approximately $366,000 was related to transaction costs and other non-recurring items

At March 31, 2020, we had total current assets of approximately $4,907,818 and current liabilities of approximately $8,899,487 resulting in negative working capital of approximately $3,991,669, of which $1,118,751 was related party notes payable and $530,815 was included in accrued expenses for unissued shares. At March 31, 2020, we had total assets of $23,199,868 and total liabilities of $11,970,547 resulting in stockholders’ equity of $11,229,321.

The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these condensed financial statements. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products.

The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss for the three months ended March 31, 2020 included $2,284,269 related to depreciation, amortization (including amortization for financing costs and right of use assets) and stock-based compensation. In addition, approximately $365,732 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues for at least the next twelve months from the date these condensed financial statements are available:

●	Subsequent to March 31, 2020, the Company raised $1,089,853 through loan agreements.

●	Raise further capital through the sale of addition equity.

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal of $1,118,751 and related interest expense.

●	Annual cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000.

●	Possible sale of certain brands to other manufacturers.

●	Edison Nation Medical’s procurement of Personal Protective Equipment (“PPE”) and subsequent sale to governmental agencies, educational facilities, medical facilities and distributors.

●	Entry into joint ventures or total/partial acquisitions of operational entities to expand the sale of PPE through Edison Nation Medical

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

Cash Flows

During the three months ended March 31, 2020 and 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $1,153,505 which included net income of $1,269,492 that included $204,493 of cash provided by changes in operating assets and liabilities, stock-based compensation of $1,319,511, depreciation and amortization of $316,299, amortization of financing costs of $570,636 and amortization of right of use assets of $77,823 which was offset by a gain on divestiture of a subsidiary of $4,911,760,. Net cash used in operating activities for the three months ended March 31, 2019 was $1,692,196 which included a net loss of $1,378,397 that included $1,111,327 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $362,419, depreciation and amortization of $301,383, amortization of debt issuance costs of $56,022 and amortization of right of use assets of 77,704.

Cash Flows from Investing Activities

Net cash used in investing activities was $31,918 and $72,955 for the three months ended March 31, 2020 and 2019, respectively. Cash used in investing activities was attributable the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 totaled $1,304,766 which related mostly to borrowings under convertible notes and borrowings under notes payable. Cash provided by financing activities for the three months ended March 31, 2019 totaled $431,866 which related mostly to net cash received borrowings under new debt instruments offset by repayments.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, we determined that, there were control deficiencies existing that constituted a material weakness.

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

As of March 31, 2020, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of March 31, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

In 2019, the Company engaged an outside consultant who assisted in monitoring of our internal controls. The Company integrated to a single ERP system in 2019. The Company is continuing to utilize the services of the consultant for internal controls to further remediate the material weaknesses identified above as resources permit.

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

Issuance of common stock – Quarter ended March 31, 2020

On January 23, 2020, we issued 160,000 shares of our common stock to Greentree valued at $374,400 in connection with the Greentree Financing.

On March 16, 2020, we issued 238,750 shares of common stock valued at $477,500 as per the terms of the Asset Purchase Agreement dated March 11, 2020.

Issuance of common stock – Quarter ended June 30, 2020

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.3	March 26, 2020
10.1	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.2	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.3	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.4	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.5	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.6	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.7	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.8	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.9	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.10	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.11	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.12	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.13	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.14	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.15	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.16	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.17	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.18	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.19	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.20	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.21	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.22	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.23	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.24	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.25	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.26	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, dated May 7, 2020	10-K	10.50	May 29, 2020
10.27	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, dated May 15, 2020	10-K	10.51	May 29, 2020
10.28	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.29	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2020

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

