Form 10-Q
period 2020-06-30
EDISON NATION, INC.
filed 2020-08-18
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 17, 2020, there were 10,683,291 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2020 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,762,337	$412,719
Accounts receivable, net	3,086,195	2,108,099
Inventory	1,190,998	1,369,225
Prepaid expenses and other current assets	1,884,542	917,433
Income tax receivable	147,889	147,889
Total current assets	8,071,961	4,955,365
Property and equipment, net	932,027	931,968
Right of use assets, net	578,280	732,100
Intangible assets, net	11,047,515	11,598,063
Goodwill	5,392,123	5,392,123
Total assets	$26,021,906	$23,609,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,047,197	$7,397,650
Accrued expenses and other current liabilities	1,704,484	1,594,669
Deferred revenues	1,061,989	159,591
Current portion of operating leases liabilities	279,427	272,215
Income tax payable	8,446	22,919
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	2,151,108	456,995
Current portion of convertible notes payable, net of debt issuance costs of $535,235	900,765	-
Current portion of notes payable, net of debt issuance costs of $86,349 and $212,848, respectively	970,710	1,365,675
Current portion of notes payable – related parties	1,166,365	1,686,352
Due to related party	26,784	17,253
Total current liabilities	11,317,275	12,973,319
Operating leases liabilities –net of current portion	326,482	482,212
Convertible notes payable – related parties, net of current portion, net of debt discount of $316,667 and $366,666, respectively	1,111,495	1,061,495
Notes payable, net of current portion	825,004	42,492
Notes payable – related parties, net of current portion	1,501,148	1,595,669
Total liabilities	15,081,404	16,155,187
Commitments and Contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$-	$-
Common stock, $0.001 par value, 250,000,000 shares authorized; 9,618,401 and 8,015,756 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	9,618	8,016
Additional paid-in-capital	30,802,083	26,259,575
Accumulated deficit	(18,850,350)	(18,495,461)
Total stockholders’ equity attributable to Edison Nation, Inc.	11,961,351	7,772,130
Noncontrolling interests	(1,020,849)	(317,698)
Total stockholders’ equity	10,940,502	7,454,432
Total liabilities and stockholders’ equity	$26,021,906	$23,609,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$6,880,026	$5,968,255	$10,547,136	$11,706,789
Cost of revenues	4,889,784	3,924,252	7,308,196	7,869,810
Gross profit	1,990,242	2,044,003	3,283,940	3,836,979

Operating expenses:
Selling, general and administrative	2,770,930	3,392,596	6,963,643	6,441,784
Operating loss	(780,688)	(1,348,593)	(3,724,703)	(2,604,805)

Other (expense) income:
Rental income	25,703	25,703	51,407	51,407
Interest expense	(847,154)	(401,170)	(1,571,111)	(525,864)
Gain on divestiture	-	-	4,911,760	-
Total other (expense) income	(821,451)	(375,467)	3,392,056	(474,457)
Loss before income taxes	(1,602,139)	(1,724,060)	(332,647)	(3,079,262)
Income tax expense	-	51,005	-	74,200
Net loss	$(1,602,139)	$(1,775,065)	$(332,647)	$(3,153,462)
Net income (loss) attributable to noncontrolling interests	22,241	(39,648)	22,241	17,245
Net loss attributable to Edison Nation, Inc.	$(1,624,380)	$(1,735,417)	$(354,888)	$(3,170,707)
Net loss per share:
Net loss per share – basic and diluted	$(0.18)	$(0.30)	$(0.04)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	8,920,554	5,702,693	8,551,012	5,682,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2020 and 2019
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, April 1, 2020	8,676,501	$8,677	$28,790,704	$(17,225,970)	$(344,090)	$11,229,321
Issuance of common stock to note holders	279,400	279	588,411	-	-	588,690
Issuance of common stock for divestiture	150,000	150	404,850	-	-	405,000
Issuance of common stock to consultants	212,500	212	(212)	-	-	-
Stock-based compensation	-	-	319,630	-	-	319,630
Issuance of common stock for Global Clean Solutions, LLC acquisition	300,000	300	698,700	-	-	699,000
Distributions	-	-	-	-	(699,000)	(699,000)
Net (loss) income	-	-	-	(1,624,380)	22,241	(1,602,139)
Balance, June 30, 2020	9,618,401	$9,618	$30,802,083	$(18,850,350)	$(1,020,849)	$10,940,502

Balance, April 1, 2019	5,680,330	$5,680	$20,859,158	$(7,001,046)	$1,008,469	$14,872,261
Issuance of common stock to note holders	35,000	35	99,165	-	-	99,200
Issuance of common stock to vendors for services	22,500	23	88,602	-	-	88,625
Stock-based compensation	-	-	89,987	-	-	89,987
Net loss	-	-	-	(1,735,417)	(39,648)	(1,775,065)
Balance, June 30, 2019	5,737,830	$5,738	$21,136,912	$(8,736,463)	$968,821	$13,375,008

	For the Six Months Ended June 30, 2020 and 2019
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, January 1, 2020	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432
Issuance of common stock to note holders	439,400	439	789,575	-	-	790,014
Returned common stock from noteholder	(153,005)	(153)	153	-	-	-
Issuance of common stock for divestiture	150,000	150	404,850	-	-	405,000
Issuance of common stock to consultants	866,250	866	561,896	-	-	562,762
Issuance of warrants to noteholders and beneficial conversion option	-	-	1,018,953	-	-	1,018,953
Issuance of common stock for Global Clean Solutions, LLC acquisition	300,000	300	698,700	-	-	699,000
Stock-based compensation	-	-	1,068,380	-	-	1,068,380
Divestiture of Cloud B	-	-	-		(26,392)	(26,392)
Distributions	-	-	-	-	(699,000)	(699,000)
Net (loss) income	-	-	-	(354,888)	22,241	(332,647)
Balance, June 30, 2020	9,618,401	$9,618	$30,802,083	$(18,850,350)	$(1,020,849)	$10,940,502

Balance, January 1, 2019	5,654,830	$5,655	$20,548,164	$(5,565,756)	$951,576	$15,939,639
Issuance of common stock to note holders	50,000	50	173,250	-	-	173,300
Issuance of common stock to vendors for services	33,000	33	141,092	-	-	141,125
Stock-based compensation	-	-	274,406	-	-	274,406
Net loss	-	-	-	(3,170,707)	17,245	(3,153,462)
Balance, June 30, 2019	5,737,830	$5,738	$21,136,912	$(8,736,463)	$968,821	$13,375,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flow from Operating Activities
Net loss attributable to Edison Nation, Inc.	$(354,888)	$(3,170,707)
Net income attributable to noncontrolling interests	22,241	17,245
Net loss	(332,647)	(3,153,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,406	633,570
Amortization of financing costs	1,227,046	391,223
Stock-based compensation	1,588,427	708,490
Amortization of right of use asset	153,820	155,408
Gain on divestiture	(4,911,760)	-
Changes in assets and liabilities:
Accounts receivable	(978,097)	(1,215,155)
Inventory	178,227	(336,544)
Prepaid expenses and other current assets	(967,109)	(561,331)
Accounts payable	(344,847)	1,191,252
Accrued expenses and other current liabilities	1,425,622	480,928
Operating lease liabilities	(148,518)	(144,132)
Due from related party	9,532	(65,600)
Net cash used in operating activities	(2,487,898)	(1,915,353)

Cash Flows from Investing Activities
Purchases of property and equipment	(61,917)	(106,770)
Net cash used in investing activities	(61,917)	(106,770)

Cash Flows from Financing Activities
Borrowings under lines of credit, net	1,678,540	240,000
Borrowings under convertible notes payable	1,436,000	1,111,111
Borrowings under notes payable	1,767,352	1,110,000
Repayments under lines of credit	-	(31,542)
Repayments under notes payable	(824,472)	(566,710)
Repayments under notes payable – related parties	(14,508)	(40,997)
Fees paid for financing costs	(143,479)	(427,411)
Net cash provided by financing activities	3,899,433	1,394,451
Net increase (decrease) in cash and cash equivalents	1,349,618	(627,672)
Cash and cash equivalents – beginning of period	412,719	2,052,731
Cash and cash equivalents – end of period	$1,762,337	1,425,059

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$144,740	$74,908
Income taxes	$235,725	$-
Noncash investing and financing activity:
Shares issued to note holders	$-	$173,300
Conversion under notes payable	$424,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of June 30, 2020, Edison Nation, Inc. had six wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Edison Nation, Inc. owns 50% of Best Party Concepts, LLC, Ed Roses, LLC and Global Clean Solutions, LLC, all of which are VIE’s. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

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

In the United States and Asia, many of our key accounts remain closed or are operating at significantly reduced volumes. As a result, we have made the strategic decision to expand our operations through our Edison Nation Medical (“Ed Med”) division. Through Ed Med, the Company wholesales Personal Protective Equipment (“PPE”) products and proprietary branded hand sanitizer through an online portal for hospitals, government agencies and distributors.

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

Liquidity

For the six months ended June 30, 2020, our operations lost approximately $3,700,000, of which approximately $2,200,000 was non-cash and approximately $366,000 was related to transaction costs and restructuring charges for payroll and rents.

At June 30, 2020, we had total current assets of $8,071,961 and current liabilities of $11,317,275 resulting in negative working capital of $3,245,314, of which $1,166,365 was related party notes payable. At June 30, 2020, we had total assets of $26,021,906 and total liabilities of $15,081,404 resulting in stockholders’ equity of $10,940,502.

The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss for the six months ended June 30, 2020 included $3,600,000 related to depreciation, amortization (including amortization for financing costs and right of use asset) and stock-based compensation. In addition, approximately $366,000 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced.

Management has considered possible mitigating factors within our management plans on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues for at least the next twelve months from the date these condensed consolidated financial statements are available:

●	Subsequent to June 30, 2020, the Company borrowed $200,000 through a loan agreement and received $250,000 through the exercise of a warrant.

●	Raise further capital through the sale of addition equity.

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal of $2,667,513 and related interest expense.

●	Annual cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000.

●	Possible sale of certain brands to other manufacturers.

●	Edison Nation Medical’s procurement of Personal Protective Equipment (“PPE”) and hand sanitizers and the subsequent sale of PPE items and hand sanitizers to governmental agencies, educational facilities, medical facilities and distributors.

●	Entry into joint ventures or total/partial acquisitions of operational entities to expand the sale of PPE and proprietary hand sanitizer through Edison Nation Medical.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Edison Nation, Inc. and its wholly-owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

Variable Interest Entity Assessment

A VIE is an entity (a) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (b) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (c) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. In order to determine if an entity is considered a VIE, the Company first performs a qualitative analysis, which requires certain subjective decisions regarding its assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If the Company cannot conclude after a qualitative analysis whether an entity is a VIE, it performs a quantitative analysis. The qualitative analysis considered the design of the entity, the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to pass along to its variable interest holders.

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

Cash and Cash Equivalents

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $928,000 not covered by FDIC insurance limits as of June 30, 2020 of which approximately $113,000 was held in foreign bank accounts.

Accounts Receivable

As of June 30, 2020, the following customer represented more than 10% of total accounts receivable:

June 30, 2020
Customer:
Customer A	14%

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$6,829,111	$5,845,651	$10,456,012	$11,483,001
Service	-	22,714	-	48,311
Licensing	50,915	99,890	91,124	175,477
Total revenues, net	$6,880,026	$5,968,255	$10,547,136	$11,706,789

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three and six months ended June 30, 2020 and 2019, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020		2019
Customer:
Customer A	* %	27%	*	%	25%
Customer B	11%	*	*		*
Customer C	11%	*	*		*

* Customer did not represent greater than 10% of total net revenue.

For the three and six months ended June 30, 2020 and 2019, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Region:
North America	98%	73%	93%	75%
Europe	*	18%	*	18%

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and six months ended June 30, 2020 and 2019 and the cumulative translation gains and losses as of June 30, 2020 and December 31, 2019 were not material.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2020 and 2019, the Company excluded the common stock equivalents summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2020	June 30, 2019
Selling Agent Warrants	160,492	65,626
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	990,000	990,000
Options	80,000	290,000
Convertible shares under notes payable	999,536	285,632
Warrants for noteholders	750,000
Restricted stock units	270,000	-
Shares to be issued	46,500	20,000
Total	3,296,528	1,651,258

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 17, 2020, as part of the sale of Cloud B, Inc., the Company entered into an indemnification agreement with Pearl 33 Holdings, LLC in connection with the divestiture of Cloud B, Inc., whereby pursuant to such agreement the Company is limited to the issuance of 150,000 shares of the Company’s common stock to the Buyer for indemnification of claims against Cloud B Inc. In addition, the Company shall indemnify the Buyer for expenses (including attorneys’ fees and all other costs, expenses and obligations) in connection with defending any Claim in connection with the Cloud B. The Company has recorded $405,000 related to the fair value of the 150,000 shares of common stock which were issued to the Buyer on June 30, 2020.

The table below shows the assets and liabilities that the Company was relieved of in the transaction:

February 17, 2020
Accounts payable	4,005,605
Accrued Expenses	370,289
Income Tax Payable	14,473
Notes Payable	900,000
Non-Controlling Interest	26,393
Shares to be issued to Buyer	(405,000)
Gain on divestiture	$4,911,760

On March 11, 2020, the Company issued 238,750 shares of our common stock to acquire the assets of HMNRTH, LLC. On July 1, 2020, the Company made payment in the amount of $70,850 to the principals of HMNRTH, LLC. The transaction was treated as an asset purchase and not accounted for as a business combination due to the limited inputs, processes and outputs, which did not meet the requirements to be a business.

Note 4 — Variable Interest Entities

The Company is involved in the formation of various entities considered to be Variable Interest Entities (“VIEs”). The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily partnerships formed to supply consumer goods to through various distribution and retail channels.

The Company’s determination of whether it is the primary beneficiary of VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically, the Company is entitled to substantially all or portion of the economics of these VIEs. The Company is the primary beneficiary of the VIE entities.

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at June 30, 2020:

	June 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$802,033	$6,234
Accounts receivable, net	955,246	21,697
Inventory	20,623	51,090
Prepaid expenses and other current assets	1,412,728	379,561
Total current assets	3,190,630	458,582
Property and equipment, net	24,001	32,661
Total assets	$3,214,631	$491,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$194,738	$337,648
Accrued expenses and other current liabilities	15,806	-
Deferred revenues	907,500	-
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,690,945	-
Notes payable, current	150,000	-
Due to related party	315,666	315,666
Total current liabilities	3,274,655	12,973,319

The following table presents the operations of entities that are VIEs and consolidated by the Company at June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net	$1,051,945	$80,120	$1,274,477	$285,542
Cost of revenues	789,000	49,590	994,923	124,659
Gross profit	262,945	30,530	279,554	160,883

Operating expenses:
Selling, general and administrative	136,648	100,961	203,562	192,699
Operating income	126,297	(70,431)	75,992	(31,816)

Other (expense) income:
Interest expense	(21,331)	-	(56,956)	-
Total other (expense) income	(21,331)	-	(56,956)	-
Loss before income taxes	104,966	(70,431)	19,036	(31,816)
Income tax expense	-	-	-	-
Net income	$104,966	$(70,431)	$19,036	$(31,816)

At June 30, 2020 and December 31, 2019, there were no unconsolidated VIEs for which the Company holds a variable interest.

On May 20, 2020 (the “Effective Date”), Edison Nation, Inc. (the “Company”) entered into an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”) with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company (“Graphene”, and together with PPE, the “Sellers”), whereby the Company purchased 25 membership units of Global Clean Solutions, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”). The Company issued 250,000 shares of its restricted common stock, $0.001 par value per share (the “Common Stock”) to PPE, and 50,000 shares of Common Stock to Graphene, in consideration for the Purchase Units. Global Clean Solutions, LLC is a VIE. The fair value of the shares of $699,000 was treated as a distribution to the noncontrolling interest members.

Pursuant to the terms of the Share Exchange Agreement, the Sellers may earn additional shares of Common Stock upon Global realizing the following revenue targets: (i) In the event that Global’s total orders equal or exceed $1,000,000, Graphene shall receive 200,000 shares of Common Stock; (ii) In the event that Global’s total orders equal or exceed $10,000,000, PPE shall receive 100,000 shares of restricted Common Stock; and (iii) In the event that Global’s total orders equal or exceed $25,000,000, Graphene shall receive 125,000 shares of restricted Common Stock. Additionally, the Company shall be entitled to appoint two managers to the Board of Managers of Global. The fair value of the shares is expensed over the estimated vesting period and is adjusted based on the number of shares that vest.

Amended Limited Liability Company Agreement

On the Effective Date, the Company entered into an Amended Limited Liability Company Agreement of Global (the “Amended LLC Agreement”). The Amended LLC Agreement amends the original Limited Liability Company Agreement of Global, dated May 13, 2020. The Amended LLC defines the operating rules of Global and the ownership percentage of each member: Edison Nation, Inc. 50%, PPE 25% and Graphene 25%.

Secured Line of Credit Agreement

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”).

Security Agreement

On the Effective Date, the Company (as “Guarantor”) entered into a Security Agreement (the “Security Agreement”) with Global (as “Borrower”) and PPE as the secured party, whereby the Company placed 1,800,000 shares of Common Stock (the “Reserve Shares”) in reserve with its transfer agent in the event of default under the Credit Agreement. In the event of a default that is not cured by the defined cure period, the PPE may liquidate the Reserve Shares until the Global’s principal, interest and associated expenses are recovered. The number of Reserve Shares may be increased through the issuance of True-Up shares in the event the original number of Reserve Shares is insufficient.

Note 5 — Accounts Receivable

As of June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$3,163,956	$2,185,859
Less: Allowance for doubtful accounts	(77,761)	(77,760)
Total accounts receivable, net	$3,086,195	$2,108,099

Note 6 — Inventory

As of June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$25,648	$49,232
Finished goods	1,265,350	1,419,993
Reserve for obsolescence	(100,000)	(100,000)
Total inventory	$1,190,998	$1,69,225

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt

As of June 30, 2020 and December 31, 2019, debt consisted of the following:

	June 30, 2020	December 31, 2019
Line of credit:
Secured line of credit	$1,690,945	$-
Receivables financing	460,163	472,567
Debt issuance costs	-	(15,573)
Total lines of credit	2,151,108	456,995

Convertible notes payable:
Senior convertible notes payable – related parties	1,428,161	1,428,161
Senior convertible notes payable	1,100,000	-
Convertible notes payable	336,000	-
Debt issuance costs	(851,901)	(366,666)
Total convertible notes payable	2,012,260	1,061,495
Less: current portion of long-term convertible notes payable	(900,765)	-
Noncurrent portion of long-term convertible notes payable	1,111,495	1,061,495

Notes payable:
Notes payable	1,882,064	1,621,015
Debt issuance costs	(86,350)	(212,848)
Total long-term debt	1,795,714	1,408,167
Less: current portion of long-term debt	(970,710)	(1,365,675)
Noncurrent portion of long-term debt	825,004	42,492

Notes payable – related parties:
Notes payable	2,667,513	3,282,021
Less: current portion of long-term debt – related parties	(1,166,365)	(1,686,352)
Noncurrent portion of long-term debt – related parties	$1,501,148	$1,595,669

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

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY Inc. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt — (Continued)

32E Financing

On December 4, 2019, the Company agreed to issue and sell to 32 Entertainment LLC (“32E”) a 10% Senior Secured Note (the “32E Note”), in the principal amount of $250,000. The maturity date of the 32E Note is December 4, 2020. In addition, the Company issued to 32E 10,000 shares of common stock as an inducement to 32E to purchase the 32E Note. The $250,000 of proceeds from the 32E Note was used for general working capital needs of the Company and the repayment of debt related to Horberg Enterprises.

Pursuant to the terms of the 32E Note, on December 4, 2019, the Company also issued 32E a Common Stock Purchase Warrant (the “32E Warrant”) to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. The 32E Warrant expires on December 4, 2024. The 32E Warrant contains price protection provisions, as well as a provision allowing 32E to purchase the number of shares that 32E could have acquired if it held the number of shares of common stock acquirable upon complete exercise of the 32E Warrant, in the event that the Company grants, issues or sells common stock, common stock equivalents, rights to purchase common stock, warrants, securities or other property pro rate to holders of any class of the Company’s securities. If there is no effective registration statement registering the resale of the shares of common stock underlying the 32E Warrant, then the 32E Warrant may be exercised, based on a cashless exercise formula. The 32E Warrant also contains a conversion limitation provision, which prohibits 32E from exercising the 32E Warrant in an amount that would result in the beneficial ownership of greater than 4.9% of the total issued and outstanding shares of common stock, provided that (i) such exercise limitation may be waived by 32E with 61 days prior notice, and (ii) 32E cannot waive the exercise limitation if conversion of the 32E Warrant would result in 32E having beneficial ownership of greater than 9.9% of the total issued and outstanding shares of common stock.

In connection with the sale of the 32E Note, also on December 4, 2019, the Company entered into a registration rights agreement whereby the Company agreed to register the 10,000 shares of common stock issued to 32E as an inducement on a registration statement on Form S-1 with the SEC. The Company was required to have such registration statement declared effective by the SEC within 90 calendar days (or 180 calendar days in the event of a “full review” by the SEC) following the earlier of 30 days from December 4, 2019 or the filing date of the registration statement on Form S-1, which such registration statement has not been filed or timely declared effective. If the registration statement is not filed or declared effective within the timeframe set forth in the registration rights agreement, the Company was supposed to be obligated to pay to 32E a monthly amount equal to 1% of the total subscription amount paid by 32E until such failure is cured. The Company has not made any such payment 32E. The registration rights agreement also contains mutual indemnifications by the Company and each investor, which the Company believes are customary for transactions of this type.

On May 19, 2020, the Company entered into an Amendment (the “Amendment”) to the 32E Note. Under the terms of the Amendment, the Company issued to 32E an Amended Subordinate Secured Note (the “Replacement Note”) in the principal amount of $200,000 that accrues interest at 16% annually and matures on May 21, 2021. On May 28, 2020, the Company paid $50,000 toward the principal plus interest in the amount of $6,250 for a total of $56,250. 32E shall also receive 40,000 restricted stock units and surrender the warrant issued to it in the December 4, 2019 financing transaction. The Company accounted for the Amendment as a modification.

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

On January 2, 2020, Ed Roses, LLC (the “Partnership”) entered into a Loan Agreement (the “Agreement”) with Sook Hyun Lee (the “Lender”). Under the terms of the Agreement, the Lender agreed to lend $150,000 to the Partnership for general working capital. The Loan was due on April 15, 2020 (the “Maturity Date”) and accrues interest at 15% per annum. The Agreement shall automatically renew at the Maturity date for successive 90-day periods unless written notice is remitted by either party. On the Maturity date, the Partnership shall pay the Lender all unpaid principal and interest and a $30,000 commitment fee. The Lender shall have a collateral interest in the accounts receivable of the Partnership, including but not limited to 7 Eleven receivables. As collateral, Edison Nation, Inc. placed 75,000 shares of common stock in reserve.

On January 10, 2020, the Company entered into a 5% Promissory Note Agreement with Equity Trust Company on behalf of Rawleigh Ralls (“Ralls”) for an aggregate principal amount of $267,000 (the “Ralls Note”), pursuant to which Ralls purchased the Ralls Note from the Company for $250,000 and an original issue discount of $17,000, and the Company issued to Ralls a warrant (the “Ralls Warrant”) to purchase 125,000 shares of the Company’s common stock valued at $86,725 estimated using the Black-Scholes option-valuation model. The proceeds from the Ralls Note will be used for general working capital needs of the Company. The Company will also issue 33,000 incentive shares to Ralls valued at $79,860 based on the closing stock price on January 10, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the Ralls Note is July 10, 2020. Please see Note 12 — Subsequent Events for further information.

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000 and an original issue discount of $7,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock valued at $31,755 estimated using the Black-Scholes option-valuation model. The proceeds from the Solit Note will be used for general working capital needs of the Company. The Company will also issue 13,000 incentive shares to the Solits valued at $30,420 based on the closing stock price on January 15, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the Solit Note is July 15, 2020. Please see Note 12 — Subsequent Events for further information.

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000 and an original issue discount of $3,500, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock valued at $16,797 estimated using the Black-Scholes option-valuation model. The proceeds from the O’Leary Note will be used for general working capital needs of the Company. The Company will also issue 6,500 incentive shares to O’Leary valued at $15,535 based on the closing stock price on January 17, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the O’Leary Note is July 17, 2020. Please see Note 12 — Subsequent Events for further information.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt — (Continued)

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

Paycheck Protection Program

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

Line of Credit

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”).

The scheduled maturities of the debt for the next five years as of December 31, 2019, are as follows:

For the Years Ended December 31,	Amount
2020 (excluding the six months ended June 30, 2020)	3,737,443
2021	206,760
2022	1,419,285
2023	1,440,278
2024	-
Thereafter	-
6,803,766
Less: debt discount	(595,088)
$6,208,678

For the three and six months ended June 30, 2020, interest expense was $847,154 and $1,571,111, respectively of which $75,692 and $152,326 were related party interest expense. For the three and six months ended June 30, 2019, interest expense was $401,170 and $525,864, respectively, of which $79,374 and $159,636 was related party interest expense, respectively.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Six Months Ended June 30,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
U.S. income subject to valuation allowance	-21.0%	-21.0%
Foreign tax	0.0%	-1.7%
Effective income tax rate	0.0%	-1.7%

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

Note 9 — Related Party Transactions

NL Penn Capital, LP and SRM Entertainment Group LLC

As of June 30, 2020 and December 31, 2019, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of June 30, 2020 and December 31, 2019, the net amount due to related parties was $57,784 and $17,253, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital.

Note 10 — Commitments and Contingencies

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

As of June 30, 2020, the Company recorded operating lease liabilities of $326,482 and right of use assets for operating leases of $578,280. During the three and six months ended June 30, 2020, operating cash outflows relating to operating lease liabilities was $81,105 and $164,091, respectively, and the expense for right of use assets for operating leases was $75,997 and $153,818, respectively. As of June 30, 2020, the Company’s operating leases had a weighted-average remaining term of 3.7 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that either qualify for the short-term lease recognition exception.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingencies — (Continued)

On June 6, 2018, the Company’s wholly owned subsidiary, Best Party Concepts, LLC, entered into a lease for office space in Newtown, PA, which expired on May 30, 2020 and was not renewed.

Total rent expense for the three and six months ended June 30, 2020 was $122,943 and $269,709, respectively. Total rent expense for the three and six months ended June 30, 2019 was $138,070 and $282,503, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three and six months ended June 30, 2020 and 2019 was both $25,703 and $51,407, respectively, and is included in other income on the consolidated statements of operations.

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

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

Preferred Stock

On March 25, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada in order to: (i) increase the number of shares of the Company’s authorized preferred stock, par value $0.001 per share, from 0 shares to 30,000,000 shares of preferred stock; (ii) clarify the application of the forum selection clause in the Company’s amended and restated articles of incorporation, specifically that such clause does not apply to federal causes of actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (iii) include affirmative changes to correspond to the Company’s First Amended and Restated Bylaws, confirming that the Company’s shareholders may vote by written consent. As of June 30, 2020 and December 31, 2019, there were 0 shares of preferred stock issued and outstanding, respectively.

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

The following table summarizes stock option award activity for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2020	80,000	$7.01	3.7	-
Granted	-	-	-	-
Balance, June 30, 2020	80,000	$7.01	3.5	-
Exercisable, June 30, 2020	53,333	$7.01	3.5	-

As of June 30, 2020, there were 26,667 unvested options to purchase shares of the Company’s common stock or $15,535 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1 year.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Edison Nation, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Subsequent Events

On July 2, 2020, the Company issued 6,500 shares of common stock valued at $15,535 as incentive shares in connection with the O’Leary financing.

On July 6, 2020, the Company issued 25,000 shares of common stock valued at $61,000 to a Consultant for consulting services.

On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Richard O’Leary. Under the terms of the Amendment, the parties amended the terms of the January 17, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to January 17, 2021, (ii) the Original Issue Discount (“OID”) shall be increased to $7,000, (iii) the Lender shall be issued 6,500 Additional Incentive Shares and (iv) the expiration date of the Warrant shall be extended to June 30, 2021. On July 14, 2020, the Company issued the 6,500 Additional Incentive Shares valued at $24,570.

On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA. Under the terms of the Amendment, the parties amended the terms of the January 10, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to January 10, 2021, (ii) the Original Issue Discount (“OID”) shall be increased to $34,000, (iii) the Lender shall be issued 33,000 Additional Incentive Shares and (iv) the Company shall prepare and file with the United States Securities and Exchange Commission a registration statement on Form S-1 within 30 days of the Effective Date of the Amendment, that registers a total of 191,000 shares of Common Stock, which such amount of shares is the sum of 125,000 Warrant Shares, the 33,000 Incentive Shares, and 33,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 33,000 Additional Incentive Shares valued at $124,740.

On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Paul J. Solit and Julie B. Solit. Under the terms of the Amendment, the parties amended the terms of the January 15, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to December 15, 2020, (ii) the Original Issue Discount (“OID”) shall be increased to $14,000 and (iii) the Lender shall be issued 13,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 13,000 Additional Incentive Shares valued at $49,140.

On July 23, 2020, the Company issued 320,000 shares of common stock valued at $1,158,400 to a note holder to satisfy $360,000 principal and $131,889 interest and fees against a note issued on January 23, 2020.

On July 24, 2020, the Company issued 113,312 shares of common stock valued at $379,595 to a Consultant for consulting services based on achieving set revenue targets within the agreement.

On July 24, 2020, the Company issued 113,312 shares of common stock valued at $379,595 to a Consultant for consulting services based on achieving set revenue targets within the agreement.

On July 29, 2020, the Company issued Jefferson Street Capital, LLC (the “Investor”) a Convertible Promissory Note (the “Note”) in the amount of $224,000 ($24,000 OID) under the terms of the April 7, 2020 Securities Purchase Agreement entered into by the parties. The $200,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on January 29, 2021 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 14,266 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on July 31, 2020. With regard to conversion of the Note, the Investor shall not have the right to convert the Note into shares prior to 180 calendar days from the Issue Date. Provided that the Note remains unpaid, the Investor may elect to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share after 180 calendar Days from the Issue Date.

On August 3, 2020, the Company issued 30,000 shares of common stock valued at $116,700 to a Consultant for advisory services.

On August 4, 2020, the Company issued 20,000 shares of common stock valued at $75,400 to a Consultant for advisory services.

On August 4, 2020, the Company issued 370,000 shares of common stock valued at $1,394,900 to a note holder in satisfaction of $360,000 principal and $131,889 interest and fees against a note issued on January 23, 2020.

On August 12, 2020, the Company entered into an Amendment to a Purchase of Inventory and Repurchase Agreement (the “Amendment”) dated November 12, 2019. Under the terms of the Amendment, (i) the repurchase date is extended to December 10, 2020; and (ii) the Company agreed to pay the Purchaser-Assignee a commitment fee of $13,053, and (iii) the Company agreed to pay the Purchaser-Assignee 2% per month for extension periods commencing July 1, 2020 through December 10, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Edison Nation: End-to-end product innovation, development and commercialization

Edison Nation is a vertically-integrated, end-to-end consumer product research and development, manufacturing, sales and fulfillment company.

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

Edison Nation also creates, manufactures and markets its own products including the infant / toddler market under the Cloud b consumer brand name, innovative party products under the Best Party Concepts brand, and premium branded coloring activities under the Pirasta brand. Recently the company launched product lines for 911 Help Now, Uber Moms, Lily and Gray and Smarter Specs. In addition, the Company leverages its vertically integrated resources and capabilities to create licensed consumer products for large entertainment theme park enterprises, like Disney World and Universal Studios as well as custom packaging solutions for large and small U. S. Based companies.

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

In the United States and Asia, many of our key accounts remain closed or are operating at significantly reduced volumes. As a result, we have made the strategic decision to expand our operations through our Edison Nation Medical (“Ed Med”) division. Through Ed Med, the Company wholesales Personal Protective Equipment (“PPE”) products and proprietary branded hand sanitizer through an online portal for hospitals, government agencies and distributors.

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

Cloud B, Inc. Transaction

On October 29, 2018, the Company entered into a Stock Purchase Agreement with a majority of the shareholders (the “Cloud B Sellers”) of Cloud B, Inc., a California corporation (“Cloud B”). Pursuant to the terms of such Stock Purchase Agreement, the Company purchased 72.15% of the outstanding capital stock of Cloud B in exchange for 489,293 shares of restricted common stock of the Company. In addition, the Company entered into an Earn Out Agreement with the Cloud B Sellers, whereby, beginning in 2019, the Company will pay the Cloud B Sellers an annual amount equal to 8% multiplied by the incremental gross sales of Cloud B over its 2018 gross sales level. The Earn Out Agreement expires on December 31, 2021. CBAV1, LLC, a wholly-owned subsidiary of Edison Nation, Inc., owns the senior secured position on the promissory note to Cloud B, Inc. in the amount of $2,270,000. In February 2019, CBAV1, LLC, pursuant to an Article 9 foreclosure action, perfected its secured UCC interest in all the assets of Cloud B, Inc. to partially satisfy the outstanding balance on the note and thereby making any payments of such Cloud B trade payables and notes unlikely in the future.

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

On February 17, 2020, the Company entered into an indemnification agreement with Pearl 33 Holdings, LLC in connection with the divestiture of Cloud B, Inc., whereby pursuant to such agreement the Company is limited to the issuance of 150,000 shares of the Company’s common stock to the Buyer for indemnification of claims against Cloud B Inc. Please see Note 3 — Acquisitions and Divestitures for further information.

HMNRTH, LLC Asset Acquisition

On March 11, 2020, the Company issued 238,750 shares of our common stock to acquire the assets of HMNRTH, LLC. On July 1, 2020, the Company made payment in the amount of $70,850 to the principals of HMNRTH, LLC. The transaction was treated as an asset purchase and not accounted for as a business combination due to the limited inputs, processes and outputs, which did not meet the requirements to be a business.

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

EN Medical built out a separate platform, leveraging the Edison Nation model to look for ideas that improved patient care and lowered costs. Over the past three years, EN collected some great ideas, but the market shifted and EN found that the licensing model was very difficult as big medical device companies wanted to acquire companies with sales versus just buying IP and prototypes. In 2019, certain less complex devices such as Ezy Dose have been licensed to third parties by the Company. Additionally, EN Medical has continued to explore opportunities in the health and wellness space for products that do not require FDA approval. Examples of product lines in the health wellness space that are currently being evaluated include an organic skin care line, essential oils, supplements for breast feeding, and an all-natural nutritional supplement.

Based upon the emergence of COVID 19 and the increased demand for certain medical supplies, hand sanitizers and personal protective equipment, Edison Nation made the strategic decision to have EN Medical develop an online portal granting hospitals, government agencies and distributors access to its catalog of medical supplies and hand sanitizers. EN Medical’s website is located at www.edisonnationmedical.com. For purposes of this business description, the activities of EN Medical are inclusive of Global Clean Solutions (“Global”) as well.

EN Medical is focused primarily on its proprietary brand of hand sanitizer, Purple Mountain Clean, that is being produced and sold by the operating subsidiary, Global. The Purple Mountain Clean Brand is 100% USA Made and is offered in both gel and liquid formulas. The Purple Mountain Clean sanitizer is produced with 70% Ethyl Alcohol and is FDA certified. EN Medical offers a variety of sizes and pumps for Purple Mountain Clean and recently initiated the production of sanitizer stands that can be customized with a customer’s logo or other promotional artwork. The launching of our own brand of sanitizer did delay certain shipments for the second quarter as EN Medical needed to develop our specific formulas and packaging for Purple Mountain Clean.

As a secondary focus, EN Medical offers medical supplies and personal protective equipment to government agencies, counties, municipalities and business customers, Since March 2020, EN Medical has established a network of more than thirty suppliers located both domestically and abroad. EN Medical primarily utilizes approximately six core suppliers and has flexibility with its terms based on the specific terms and conditions of the respective purchase orders for the respective end customers. The product lines that have received the highest amount of interest from customers include but are not limited to face coverings, gloves, medical grade gowns, and wipes.

The competitive landscape for sanitizer and personal protective is frequently changing. Recently the FDA announced the recall of numerous hand sanitizer brands. Additionally, many suppliers of personal protective equipment have failed to complete deliveries and failed to meet order specifications for the specific products. EN Medical has benefited from successfully fulfilling orders for government agencies and large business customers that have provided referrals on behalf of EN Medical which has assisted the Company in winning other business opportunities. Due to the high demand for items related to the pandemic, pricing of products can change relatively quickly and customer expectations for delivery times are often aggressive. EN Medical works diligently with its core suppliers to meet these challenges and satisfy all customer requirements in a timely fashion.

EN Medical verifies all FDA certificates of our suppliers and all compliance documents for our manufacturers and importers. For certain product lines, EN Medical may consider applying for its own FDA certifications, and the Company closely monitors the updates with respect to the regulation of personal protective equipment and hand sanitizers.

As reported in our 8-K filing of April 17, 2020, EN Medical received more than ten million dollars in purchase orders for various medical related supplies, personal protective equipment and hand sanitizers. From that date until today, certain of those purchase orders have been shipped and received; certain purchase orders have been amended and remain pending shipment; certain purchase orders have been canceled; additionally new purchase orders have been received and completed; and new purchase orders remain open and pending shipment. Set forth below is a table to update the current status of the purchase orders for EN Medical, which is inclusive of amounts for Global.

Purchase Orders update for the Quarter ended June 30, 2020:	Amounts ($)

Q2 purchase orders received and completed by June 30, 2020: (1)	$3,920,965

Q2 purchase orders received, amended and pending shipment as of June 30, 2020:	$9,950,000

Q2 purchase orders cancelled as of June 30, 2020:	$2,467,500

(1)	Note certain amounts in the above table reflect the net revenue received or due to be received by EN Medical for its services in facilitating the shipment of goods and not the actual dollar value of the goods that were shipped to customers.

Purchase Orders as of the date of this filing:	Amounts ($)

Purchase orders received subsequent to the quarter ended June 30, 2020:	$34,448,000

Total current purchase orders received and pending shipment as of date of filing:	$44,398,000

With regard to purchase orders completed during the quarter ended June 30, 2020, the product breakdown for EN Medical was as follows:

Products:	Amounts ($)

Sanitizer	$2,804,019
Gowns	907,500
Gloves	150,000
Masks	59,446

Total	$3,920,965

With regard to purchase orders completed during the quarter ended June 30, 2020, the type of customer for EN Medical was as follows:

Customers:	Amounts ($)

Government	$2,276,882
Distributors	1,130,107
Enterprise Customers:	276,720
Small Business:	206,077
Education:	31,179

Total	$3,920,965

Global Clean Solutions

On May 20, 2020 (the “Effective Date”), Edison Nation, Inc. (the “Company”) entered into an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”) with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company (“Graphene”, and together with PPE, the “Sellers”), whereby the Company purchased 25 membership units of Global Clean Solutions, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”). The Company issued 250,000 shares of its restricted common stock, $0.001 par value per share (the “Common Stock”) to PPE, and 50,000 shares of Common Stock to Graphene, in consideration for the Purchase Units. Global Clean Solutions, LLC is a Variable Interest Entity (“VIE”).

Pursuant to the terms of the Share Exchange Agreement, the Sellers may earn additional shares of Common Stock upon Global realizing the following revenue targets: (i) In the event that Global’s total orders equal or exceed $1,000,000, Graphene shall receive 200,000 shares of Common Stock; (ii) In the event that Global’s total orders equal or exceed $10,000,000, PPE shall receive 100,000 shares of restricted Common Stock; and (iii) In the event that Global’s total orders equal or exceed $25,000,000, Graphene shall receive 125,000 shares of restricted Common Stock. Additionally, the Company shall be entitled to appoint two managers to the Board of Managers of Global.

Amended Limited Liability Company Agreement

On the Effective Date, the Company entered into an Amended Limited Liability Company Agreement of Global (the “Amended LLC Agreement”). The Amended LLC Agreement amends the original Limited Liability Company Agreement of Global, dated May 13, 2020. The Amended LLC defines the operating rules of Global and the ownership percentage of each member: Edison Nation, Inc. 50%, PPE 25% and Graphene 25%.

Secured Line of Credit Agreement

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”).

Security Agreement

On the Effective Date, the Company (as “Guarantor”) entered into a Security Agreement (the “Security Agreement”) with Global (as “Borrower”) and PPE as the secured party, whereby the Company placed 1,800,000 shares of Common Stock (the “Reserve Shares”) in reserve with its transfer agent in the event of default under the Credit Agreement. In the event of a default that is not cured by the defined cure period, the PPE may liquidate the Reserve Shares until the Global’s principal, interest and associated expenses are recovered. The number of Reserve Shares may be increased through the issuance of True-Up shares in the event the original number of Reserve Shares is insufficient.

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

Results of Operations

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period over Period Change
	2020	2019	$	%

Revenues, net	$6,880,026	$5,968,255	$911,771	15.28%
Cost of revenues	4,889,784	3,924,252	965,532	24.60%
Gross profit	1,990,242	2,044,003	(53,761)	-2.63%

Operating expenses:
Selling, general and administrative	2,770,930	3,392,596	(621,666)	-18.32%
Operating loss	(780,688)	(1,348,593)	567,905	-42.11%

Other (expense) income:
Rental income	25,703	25,703	-	0%
Interest expense	(847,154)	(401,170)	(445,984)	111.17%
Gain on divestiture	-	-	-	0%
Total other expense, net	(821,451)	(375,467)	(445,984)	118.78%
Loss before income taxes	(1,602,139)	(1,724,060)	121,921	-7.07%
Income tax expense	-	51,005	(51,005)	-100.00%
Net loss	(1,602,139)	(1,775,065)	172,926	9.74%
Net income (loss) attributable to noncontrolling interests	22,241	(39,648)	61,889	-156.10%
Net loss attributable to Edison Nation, Inc.	$(1,624,380)	$(1,735,417)	$111,037	-6.40%

Revenue

For the three months ended June 30, 2020, revenues increased by $911,771 or 15.28%, as compared to the three months ended June 30, 2019. The increase was primarily the result of an increase in business and new customers under the Company’s Edison Nation Medical operations. The full impact of the COVID-19 outbreak to the Company’s operations remains uncertain. Some of the Company’s historically larger customers, such as amusement parks remain closed or operating in a limited capacity. After operating at lower than planned production levels during most of the first quarter due to COVID-19, the Company’s third-party manufacturing facilities in China are currently operating at planned capacity for this time of year. Manufacturing and warehouse partners outside of China are operating at varying levels of productivity depending on local government and safety considerations, with some markets operating at lower than normal production levels while other facilities have been closed entirely. The COVID-19 situation continues to be fluid, but the Company currently expects all manufacturing facilities to reopen in the third quarter, based upon the Company’s understanding of local governments directions at this time.

Cost of Revenues

For the three months ended June 30, 2020, cost of revenues increased by $965,532 or 24.60%, as compared to the three months ended June 30, 2019. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the three months ended June 30, 2020, gross profit decreased by $53,761, or 2.63%, as compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, gross margin increased to 28.93%, as compared to 34.25% for the three months ended June 30, 2019. The decrease in gross profit and gross margin was due to product mix of goods sold to customers through our Ferguson Containers and Edison Nation Medical operations.

Operating Expenses

Selling, general and administrative expenses were $2,770,930 and $3,392,596 for the three months ended June 30, 2020 and 2019, respectively, representing a decrease of $621,666, or 18.32%. The decrease was primarily the result of reduction in professional fees of approximately $649,000 and stock-based compensation of approximately $210,000 offset by an increase in selling fees related to Amazon of approximately $265,000 of selling expenses.

Rental Income

Rental income was $25,703 for both the three months ended June 30, 2020 and 2019.

Interest expense

Interest expense was $847,154 for the three months ended June 30, 2020 versus $401,170 in the previous three months ended June 30, 2019. The increase in interest expense was related to increased borrowings of debt during 2020.

Income tax expense

Income tax expense was $0 for the three months ended June 30, 2020, a decrease of $51,005 or 100.00%, compared to an expense of $51,005 for the three months ended June 30, 2019. The decrease was primarily due to the decrease in income from our foreign operations with no offset for income in the United States.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period over Period Change
	2020	2019	$	%

Revenues, net	$10,547,136	$11,706,789	$(1,159,653)	-9.91%
Cost of revenues	7,308,196	7,869,810	(561,614)	-7.14%
Gross profit	3,283,940	3,836,979	(553,039)	-14.41%

Operating expenses:
Selling, general and administrative	6,963,643	6,441,784	521,859	8.10%
Operating loss	(3,724,703)	(2,604,805)	(1,119,898)	43.00%

Other (expense) income:
Rental income	51,407	51,407	-	0%
Interest expense	(1,571,111)	(525,864)	(1,045,427)	198.87%
Gain on divestiture	4,911,760	-	4,911,760	100.00%
Total other income (expense), net	3,392,056	(474,457)	3,866,513	-814.93%
Loss before income taxes	(332,647)	(3,079,262)	2,746,615	-89.20%
Income tax expense	-	74,200	(74,200)	-100.00%
Net loss	(332,647)	(3,153,462)	2,820,815	-89.45%
Net loss attributable to noncontrolling interests	22,241	17,245	4,996	28.97%
Net loss attributable to Edison Nation, Inc.	$(354,888)	$(3,170,707)	$2,815,819	-88.81%

Revenue

For the six months ended June 30, 2020, revenues decreased by $1,159,653 or 9.91%, as compared to the six months ended June 30, 2019. The decrease was primarily the result of decrease in business operations in the first quarter due to the COVID-19 pandemic in China and the US offset by an increase in business and new customers under the Company’s Edison Nation Medical operations in the second quarter. The full impact of the COVID-19 outbreak to the Company’s operations remains uncertain. Some of the Company’s historically larger customers, such as amusement parks remain closed or operating in a limited capacity. After operating at lower than planned production levels during most of the first quarter due to COVID-19, the Company’s third-party manufacturing facilities in China are currently operating at planned capacity for this time of year. Manufacturing and warehouse partners outside of China are operating at varying levels of productivity depending on local government and safety considerations, with some markets operating at lower than normal production levels while other facilities have been closed entirely. The COVID-19 situation continues to be fluid, but the Company currently expects all manufacturing facilities to reopen in the third quarter, based upon the Company’s understanding of local governments directions at this time.

Cost of Revenues

For the six months ended June 30, 2020, cost of revenues decreased by $561,614 or 7.14%, as compared to the six months ended June 30, 2019. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the six months ended June 30, 2020, gross profit decreased by $553,039, or 14.41%, as compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, gross margin decreased to 31.14%, as compared to 32.78% for the six months ended June 30, 2019. The decrease in gross profit and gross margin was due to product mix of goods sold to customers through our Ferguson Containers and Edison Nation Medical operations.

Operating Expenses

Selling, general and administrative expenses were $6,963,643 and $6,441,784 for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $521,859, or 8.10%. The increase was primarily the result of an increase in stock-based compensation of approximately $873,000, selling fees related to Amazon of approximately $561,000 of selling expenses offset by a reduction in professional fees of approximately $727,000 and travel expense of $118,000.

Rental Income

Rental income was $51,407 for both the six months ended June 30, 2020 and 2019.

Interest expense

Interest expense was $1,571,111 for the six months ended June 30, 2020 versus $525,864 in the previous six months ended June 30, 2019. The increase in interest expense was related to increased borrowings of debt during 2020.

Income tax expense

Income tax expense was $0 for the six months ended June 30, 2020, a decrease of $74,200 or 100.00%, compared to an expense of $74,200 for the six months ended June 30, 2019. The decrease was primarily due to the decrease in income from our foreign operations with no offset for income in the United States.

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

For the three and six months ended June 30, 2020 and 2019, EBITDA and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)	$(1,602,139)	$(1,775,065)	$(332,647)	$(3,153,462)

Interest expense, net	841,529	401,170	1,571,111	525,864
Income tax expense	-	51,005	-	74,200
Depreciation and amortization	296,108	332,187	612,406	633,570
EBITDA	(458,877)	(990,703)	1,850,870	(1,919,828)
Stock-based compensation	268,916	346,071	1,588,427	708,490
Restructuring and severance costs	189,009	134,597	431,145	170,982
Transaction and acquisition costs	-	-	82,736	223,538
Other non-recurring costs	-	519,191	40,860	623,365
Gain on divestiture	-	-	(4,911,760)	-
Adjusted EBITDA (1)	$(952)	$9,156	$(917,722)	$(193,453)

(1)

On June 8, 2020 the Company entered into a binding memorandum of understating (the “Agreement”) with Office Mart, Inc. (the “Customer”) and Zaaz Medical, Inc. (the “Sourcing Partner”) (collectively “the Parties”) to deliver certain goods to a third party (the “Transaction”). The Company was responsible for bringing the parties together and satisfied its performance obligation under the agreement. On August 10, 2020, the Company entered into an amendment to the Agreement (the “Amendment”) related to the Transaction whereas the Company and the Customer agreed to the settlement of the fees earned related to the Transaction of $907,500 as of June 30, 2020. The Transaction was recorded in accounts receivable and deferred revenues as of June 30, 2020 on the balance sheet with no impact to the condensed consolidated statement of operations. The Company has elected to defer the revenues until cash collection, but had the Company recognized the revenues adjusted EBITDA would have been $906,548 and $(10,222) for the three and six months ended June 30, 2020, respectively.

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

Liquidity and Capital Resources

For the six months ended June 30, 2020, our operations lost approximately $3,700,000, of which approximately $2,200,000 was non-cash and approximately $366,000 was related to transaction costs and restructuring charges for payroll and rents.

At June 30, 2020, we had total current assets of $8,071,961 and current liabilities of $11,317,725 resulting in negative working capital of $3,245,314, of which $1,501,148 was related party notes payable. At June 30, 2020, we had total assets of $26,021,906 and total liabilities of $15,081,404 resulting in stockholders’ equity of $10,940,502.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The following is additional information on our operating losses and working capital:

The Company’s operating loss for the six months ended June 30, 2020 included approximately $3,600,000 related to depreciation, amortization (including amortization for financing costs and right of use asset) and stock-based compensation. In addition, approximately $366,000 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues for at least the next twelve months from the date these condensed financial statements are available:

●	Subsequent to June 30, 2020, the Company borrowed $200,000 through a loan agreement and received $250,000 through the exercise of a warrant.

●	Raise further capital through the sale of addition equity.

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal of $2,667,513 and related interest expense.

●	Annual cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000.

●	Possible sale of certain brands to other manufacturers.

●	Edison Nation Medical’s procurement of Personal Protective Equipment (“PPE”) and hand sanitizers and the subsequent sale of PPE items and hand sanitizers to governmental agencies, educational facilities, medical facilities and distributors.

●	Entry into joint ventures or total/partial acquisitions of operational entities to expand the sale of PPE through Edison Nation Medical

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

Cash Flows

During the six months ended June 30, 2020 and 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $2,487,898 which included a net loss of $332,647 that included $825,190 of cash used by changes in operating assets and liabilities, stock-based compensation of $1,588,427, depreciation and amortization of $612,406, amortization of financing costs of $1,227,046 and amortization of right of use assets of $153,820 which was offset by a gain on divestiture of a subsidiary of $4,911,760. Net cash used in operating activities for the six months ended June 30, 2019 was $1,915,353, which included a net loss of $3,153,462 that included $650,582 of cash used by changes in operating assets and liabilities, which were offset by stock-based compensation of $708,490, depreciation and amortization of $633,570, amortization of debt issuance costs of $391,223 and amortization of right of use assets of $155,408.

Cash Flows from Investing Activities

Net cash used in investing activities was $61,917 and $106,770 for the six months ended June 30, 2020 and 2019, respectively. Cash used in investing activities was attributable the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 totaled $3,899,433, which related mostly to borrowings under lines of credit, convertible notes and borrowings under notes payable. Cash provided by financing activities for the six months ended June 30, 2019 totaled $1,394,451 which related mostly to net cash received borrowings under new debt instruments offset by repayments.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, we determined that, there were control deficiencies existing that constituted a material weakness.

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

Management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Issuance of common stock – Six months ended June 30, 2020

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

On June 30, 2020, the Company issued 212,000 shares of common stock valued at $440,960 to Tiburon Opportunity Fund in satisfaction of a note payable.

On June 30, 2020, the Company issued 150,000 shares of common stock valued at $405,000 to a designee of the Buyer of the Company’s former subsidiary, Cloud B, Inc.

On June 30, 2020, the Company issued 33,000 shares of common stock valued at $79,860 as incentive shares in connection with the Ralls financing.

On June 30, 2020, the Company issued 13,000 shares of common stock valued at $30,420 as incentive shares in connection with the Solit financing.

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.3	March 26, 2020
10.1	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.2	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.3	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.4	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.5	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.6	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.7	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.8	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.9	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.10	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.11	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.12	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.13	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.14	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.15	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.16	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.17	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.18	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.19	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.20	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.21	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.22	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.23	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.24	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.25	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.26	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, dated May 7, 2020	10-K	10.50	May 29, 2020
10.27	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, dated May 15, 2020	10-K	10.51	May 29, 2020
10.28	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.29	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.30	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020				*
10.31	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020				*
10.32	Amendment to Memorandum of Understanding dated August 6, 2020				*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2020

EDISON NATION, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

