Form 10-Q
period 2020-09-30
Vinco Ventures, Inc.
filed 2020-11-23
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number: 001-38448

VINCO VENTURES, INC.
(f/k/a Edison Nation, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1 West Broad Street, Suite 1004
Bethlehem, Pennsylvania	18018
(Address of Principal Executive Offices)	(Zip Code)

(866) 536-0943
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BBIG	Nasdaq

As of November 20, 2020, there were 14,268,673 shares of the registrant’s common stock outstanding.

VINCO VENTURES, INC.

(formerly known as Edison Nation, Inc.)

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

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “Vinco Ventures” “we,” “us,” “our,” the “Company” and similar terms refer to Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc., and all of our subsidiaries and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2020 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions; and

●	Risks related to the integration with regards to potential or completed acquisitions.

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

4

PART I

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$384,604	$412,719
Accounts receivable, net	3,145,530	2,108,099
Inventory	1,515,351	1,369,225
Prepaid expenses and other current assets	1,529,709	917,433
Income tax receivable	147,889	147,889
Total current assets	6,723,083	4,955,365
Property and equipment, net	1,012,375	931,968
Right of use assets – operating leases, net	505,933	732,100
Intangible assets, net	10,772,241	11,598,063
Goodwill	5,392,123	5,392,123
Total assets	$24,405,755	$23,609,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,024,689	$7,397,650
Accrued expenses and other current liabilities	1,620,230	1,594,669
Deferred revenues	1,009,838	159,591
Current portion of operating lease liabilities	279,719	272,215
Income tax payable	8,151	22,919
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,616,668	456,995
Current portion of convertible notes payable, net of debt issuance costs of $61,997 and $0, respectively	498,002	-
Current portion of notes payable, net of debt issuance costs of $148,278 and $212,848, respectively	821,092	1,365,675
Current portion of notes payable – related parties	1,214,698	1,686,352
Due to related party	22,005	17,253
Total current liabilities	10,115,092	12,973,319
Operating lease liabilities, net of current portion	255,100	482,212
Convertible notes payable – related parties, net of debt discount of $291,667 and $366,666 related to the conversion feature, respectively	1,136,495	1,061,495
Notes payable, net of current portion	821,271	42,492
Notes payable – related parties, net of current portion	1,452,815	1,595,669
Total liabilities	13,780,773	16,155,187
Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$-	$-
Common stock, $0.001 par value, 250,000,000 shares authorized; 11,893,291 and 8,015,756 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11,893	8,016
Additional paid-in-capital	33,427,702	26,259,575
Accumulated deficit	(21,684,394)	(18,495,461)
Total stockholders’ equity attributable to Edison Nation, Inc.	11,755,201	7,772,130
Noncontrolling interests	(1,130,219)	(317,698)
Total stockholders’ equity	10,624,982	7,454,432
Total liabilities and stockholders’ equity	$24,405,755	$23,609,619

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net	$4,251,147	$3,532,645	$14,798,283	$15,239,434
Cost of revenues	2,668,864	2,544,058	9,977,060	10,413,868
Gross profit	1,582,283	988,587	4,821,223	4,825,566

Operating expenses:
Selling, general and administrative	3,474,844	3,296,323	10,438,487	9,738,107
Operating loss	(1,892,561)	(2,307,736)	(5,617,264)	(4,912,541)

Other (expense) income:
Rental income	25,704	25,704	77,111	77,111
Other income	-	-	4,911,760	-
Interest expense	(1,004,626)	(349,172)	(2,575,737)	(875,036)
Total other (expense) income	(978,922)	(323,468)	2,413,134	(797,925)
Loss before income taxes	(2,871,483)	(2,631,204)	(3,204,130)	(5,710,466)
Income tax expense	-	-	-	74,200
Net loss	(2,871,483)	(2,631,204)	(3,204,130)	(5,784,666)
Net income (loss) attributable to noncontrolling interests	(37,439)	(49,103)	(15,198)	(31,858)
Net loss attributable to Vinco Ventures, Inc.	$(2,834,044)	$(2,582,101)	$(3,188,932)	$(5,752,808)
Net loss per share
- basic and diluted	$(0.30)	$(0.44)	$(0.29)	$(1.00)
Weighted average number of common shares outstanding – basic and diluted	9,324,023	5,834,167	10,853,242	5,733,379

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2020 and 2019
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, July 1, 2020	9,618,401	$9,618	$30,802,083	$(18,850,350)	$(1,020,849)	$10,940,502
Issuance of common stock to note holders	763,266	763	1,502,087	-	-	1,502,850
Issuance of common stock to employees	150,000	150	319,350	-	-	319,500
Issuance of common stock to consultants	371,624	372	1,192,246	-	-	1,192,618
Stock-based compensation	-	-	(387,074)	-	-	(387,074)
Issuance of common stock cancellation of non-voting membership interest in Edison Nation Holdings, LLC	990,000	990	(990)	-	-	-
Distributions	-	-	-	-	(71,931)	(71,931)
Net loss	-	-	-	(2,834,044)	(37,439)	(2,871,483)
Balance, September 30, 2020	11,893,291	$11,893	$33,427,702	$(21,684,394)	$(1,130,219)	$10,624,982

Balance, July 1, 2019	5,737,830	$5,738	$21,136,912	$(8,736,463)	$968,821	$13,375,008
Issuance of common stock to note holders	201,005	201	136,279	-	-	136,480
Issuance of common stock to employees and directors	3,000	3	8,847			8,850
Issuance of common stock to vendors for services	92,000	92	252,908	-	-	253,000
Stock-based compensation	-	-	(86,666)	-	-	(86,666)
Net loss	-	-	-	(2,582,101)	(49,103)	(2,631,204)
Balance, September 30, 2019	6,033,835	$6,034	$21,448,280	$(11,318,564)	$919,718	$11,055,468

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Nine Months Ended September 30, 2020 and 2019
	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, January 1, 2020	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432
Issuance of common stock to note holders	1,202,666	1,202	2,291,662	-	-	2,292,864
Return of common stock from noteholder held as collateral	(153,005)	(153)	153	-	-	-
Issuance of common stock for divestiture	150,000	150	404,850	-	-	405,000
Issuance of common stock to consultants	1,237,874	1,238	1,754,142	-	-	1,755,380
Issuance of common stock to employees and directors	150,000	150	319,350			319,500
Stock-based compensation	-	-	681,306	-	-	681,306
Issuance of common stock for Global Clean Solutions, LLC acquisition	300,000	300	698,700	-	-	699,000
Conversion option	990,000	990	(990)	-	-	-
Issuance of warrants- noteholders	-	-	1,018,953	-	-	1,018,953
Divestiture of Cloud B	-	-	-	-	(26,392)	(26,392)
Distributions	-	-	-	-	(770,931)	(770,931)
Net loss				(3,188,932)	(15,198)	(3,204,130)
Balance, September 30, 2020	11,893,291	$11,893	$33,427,702	$(21,684,394)	$(1,130,219)	$10,624,982

Balance, January 1, 2019	5,654,830	$5,655	$20,548,164	$(5,565,756)	$951,576	$15,939,639
Issuance of common stock to note holders	251,004	251	309,529	-	-	309,780
Issuance of common stock to employees	3,000	3	8,847			8,850
Issuance of common stock to vendors for services	125,000	125	394,000	-	-	394,125
Stock-based compensation	-	-	187,740	-	-	187,740
Net loss	-	-	-	(5,752,808)	31,858	(5,784,666)
Balance, September 30, 2019	6,033,835	$6,034	$21,448,280	$(11,318,654)	$919,718	$11,055,468

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flow from Operating Activities
Net loss attributable to Vinco Ventures, Inc.	$(3,188,932)	$(5,752,808)
Net loss attributable to noncontrolling interests	(15,198)	(31,858)
Net loss	(3,204,130)	(5,784,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938,844	952,019
Amortization of financing costs	2,015,422	658,126
Stock-based compensation	2,765,022	876,585
Amortization of right of use asset	226,167	217,189
Gain on divestiture	(4,911,760)	-
Changes in assets and liabilities:
Accounts receivable	(1,037,432)	(12,355)
Inventory	(146,126)	(182,370)
Prepaid expenses and other current assets	(612,276)	(667,836)
Accounts payable	(367,355)	1,413,425
Accrued expenses and other current liabilities	1,237,169	549,072
Operating lease liabilities	(219,608)	-
Repayment of operating lease liabilities	-	(199,589)
Due from related party	4,753	(117,786)
Net cash used in operating activities	(3,311,310)	(2,298,186)

Cash Flows from Investing Activities
Purchases of property and equipment	(193,429)	(113,612)
Net cash used in investing activities	(193,429)	(113,612)

Cash Flows from Financing Activities
Borrowings under lines of credit	1,144,100	249,370
Borrowings under convertible notes payable	1,660,000	1,111,111
Borrowings under notes payable	1,739,852	1,670,000
Repayments under lines of credit	-	(340,766)
Repayments under notes payable	(947,127)	(570,587)
Repayments under notes payable – related parties	(14,508)	(82,612)
Fees paid for financing costs	(33,762)	(463,146)
Distributions	(71,931)	-
Net cash provided by financing activities	3,476,624	1,573,370
Net increase (decrease) in cash and cash equivalents	(28,115)	(838,428)
Cash and cash equivalents - beginning of period	412,719	2,052,731
Cash and cash equivalents - end of period	$384,604	1,214,303

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$239,682	$145,324
Income taxes	$235,275	$-
Noncash investing and financing activity:
Shares issued to note holders	$2,292,864	$309,780
Shares issued for the divestiture of Cloud B, Inc.	405,000	-
Conversions under notes payable	1,524,000	-
Issuance of warrants to note holders	1,018,953	-
Distribution for issuance of shares to noncontrolling interest members of Global Clean Solutions, LLC	699,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on May 29, 2020 and further amended on June 4, 2020. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2019, and updated, as necessary, in this Quarterly Report on Form 10-Q.

As used herein, the terms the “Company,” “Vinco Ventures” “we,” “us,” “our” and similar refer to Vinco Ventures, Inc. (f/k/a Edison Nation, Inc.), a Nevada corporation incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. and also formerly known as Xspand Products Lab, Inc. prior to its name change on September 12, 2018, and/or its wholly-owned and majority-owned operating subsidiaries. On November 5, 2020, the Company (the “Parent”) and its wholly owned subsidiary, Vinco Ventures, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”). Under the terms of the Agreement, the Merger Sub merged with and into the Parent and the Parent became the surviving corporation of the Merger (the “Surviving Corporation”). The name of the Surviving Corporation became Vinco Ventures, Inc. The transaction closed on November 10, 2020.

Vinco Ventures is a vertically-integrated, end-to-end, consumer product research and development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of September 30, 2020, Vinco Ventures had six wholly-owned subsidiaries: S.R.M. Entertainment Limited (“SRM”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Vinco Ventures owns 50% of Best Party Concepts, LLC, Ed Roses, LLC and Global Clean Solutions, LLC, all of which are VIE’s. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in fiscal 2020 occurred in the first quarter of 2020 and resulted in a net sales decline as compared to the first quarter of 2019. This statement is the Company’s opinion based on current information, but you are cautioned not to give undue weight to such statement as we cannot give assurances about any future impacts of the pandemic.

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

Liquidity

For the nine months ended September 30, 2020, our operations lost $5,617,264, of which approximately $3,703,865 was non-cash and approximately $554,741 was related to transaction costs and restructuring charges for payroll and rents.

At September 30, 2020, we had total current assets of $6,723,083 and current liabilities of $10,115,092 resulting in negative working capital of $3,392,009, of which $1,214,697 was related party notes payable and $219,396 was accrued related party interest expense. At September 30, 2020, we had total assets of $24,405,755 and total liabilities of $13,780,773 resulting in stockholders’ equity of $10,624,982.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s operating loss for the nine months ended September 30, 2020 included $3,703,865 related to depreciation, amortization and stock-based compensation, respectively. In addition, $554,741 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

●	Subsequent to September 30, 2020, the Company received $125,000 through a receivables financing agreement;

●	Raise further capital through the sale of additional equity of between $5 to $10 million;

●	Borrow money under debt securities;

●	The deferral of payments to related party debt holders for both principal of $2,667,513 and related interest expense of $219,396;

●	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000, of which approximately $168,000 impacted the three months ended September 30, 2020;

●	Possible sale of certain brands to other customers or manufacturers;

●	Edison Nation Medical’s procurement of Personal Protective Equipment (“PPE”) and hand sanitizers and the subsequent sale of PPE items and hand sanitizers to governmental agencies, educational facilities, medical facilities and distributors;

●	Entry into joint ventures or total/partial acquisitions of operational entities to expand the sale of PPE and proprietary hand sanitizer through Edison Nation Medical; and

●	Additional headcount reductions.

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Cash and Cash Equivalents

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had $100,464 uninsured cash at September 30, 2020 of which $100,464 was held in foreign bank accounts not covered by FDIC insurance limits as of September 30, 2020.

Accounts Receivable

Accounts and notes receivable consist of trade receivables from customers. The Company’s payment terms with customers are defined within each customer’s invoice. All accounts receivables are considered current assets as the Company does not grant payment terms greater than one year. Accounts receivable initially are recorded at the gross amount and are recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. The Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit loss. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in selling, general and administrative expenses. As of September 30, 2020, no customers represented more than 10% of total accounts receivable.

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales	$4,137,254	$3,499,116	$14,593,266	$14,982,117
Service	800	19,442	800	67,753
Licensing	113,093	14,087	204,217	189,564
Total revenues, net	$4,251,147	$3,532,645	$14,798,283	$15,239,434

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three and nine months ended September 30, 2020 and 2019, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020		2019	2020		2019
Customer:
Customer A	*	%	11%	*	%	22%

* Customer did not represent greater than 10% of total net revenue.

For the three and nine months ended September 30, 2020 and 2019, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Region:
North America	79%	86%	89%	78%
Europe	17%	*	10%	15%

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and nine months ended September 30, 2020 and 2019 and the cumulative translation gains and losses as of September 30, 2020 and December 31, 2019 were not material.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

As of September 30, 2020, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2020	September 30, 2019
Selling Agent Warrants	160,492	89,992
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	-	990,000
Options	80,000	290,000
Convertible shares under notes payable	558,803	285,632
Warrants for noteholders	625,000	-
Restricted stock units	120,000	-
Shares to be issued	165,000	-
Total	1,709,295	1,655,624

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2021; Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Please see Note 11 — Subsequent Events for further information on acquisitions and divestitures.

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at September 30, 2020:

	September 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$114,875	$6,234
Accounts receivable, net	906,020	21,697
Inventory	249,896	51,090
Prepaid expenses and other current assets	1,072,378	379,561
Total current assets	2,343,169	458,582
Property and equipment, net	19,671	32,661
Total assets	$2,362,840	$491,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$198,704	$337,648
Accrued expenses and other current liabilities	80,631	-
Deferred revenues	857,500	-
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,153,800	-
Notes payable, current	150,000	-
Due to related party	315,666	315,666
Total current liabilities	2,756,301	12,973,319

The following table presents the operations of entities that are VIEs and consolidated by the Company at September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net	$184,715	$80,120	$1,459,192	$285,542
Cost of revenues	69,191	49,590	1,064,114	124,659
Gross profit	115,524	30,530	395,078	160,883

Operating expenses:
Selling, general and administrative	91,114	100,961	294,676	192,699
Operating income	24,410	(70,431)	100,402	(31,816)

Other (expense) income:
Interest expense	(73,840)	-	(130,796)	-
Total other (expense) income	(73,840)	-	(130,796)	-
Loss before income taxes	(49,430)	(70,431)	(30,394)	(31,816)
Income tax expense	-	-	-	-
Net (loss) income	$(49,430)	$(70,431)	$(30,394)	$(31,816)

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020 and December 31, 2019, there were no unconsolidated VIEs for which the Company holds a variable interest.

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

Note 5 — Accounts Receivable

As of September 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$3,223,291	$2,185,859
Less: Allowance for doubtful accounts	(77,761)	(77,760)
Total accounts receivable, net	$3,145,530	$2,108,099

Note 6 — Inventory

As of September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$34,737	$49,232
Finished goods	1,580,613	1,419,993
Reserve for obsolescence	(100,000)	(100,000)
Total inventory	$1,515,351	$1,369,225

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt

As of September 30, 2020 and December 31, 2019, debt consisted of the following:

	September 30, 2020	December 31, 2019
Line of credit:
Secured line of credit	$1,153,800	$-
Receivables financing	462,868	472,567
Debt issuance costs	-	(15,573)
Total lines of credit	1,616,668	456,995

Convertible notes payable:
Senior convertible notes payable – related parties	1,428,161	1,428,161
Convertible notes payable	560,000	-
Debt issuance costs	(353,664)	(366,666)
Total convertible notes payable	1,634,497	1,061,495
Less: current portion of long-term convertible notes payable	(498,002)	-
Noncurrent portion of long-term convertible notes payable	1,136,495	1,061,495

Notes payable:
Notes payable	1,790,641	1,621,015
Debt issuance costs	(148,278)	(212,848)
Total long-term debt	1,642,363	1,408,167
Less: current portion of long-term debt	(821,092)	(1,365,675)
Noncurrent portion of long-term debt	821,271	42,492

Notes payable – related parties:
Notes payable	2,667,513	3,282,021
Less: current portion of long-term debt – related parties	(1,214,698)	(1,686,352)
Noncurrent portion of long-term debt – related parties	$1,452,815	$1,595,669

Convertible Notes Payable

On January 23, 2020, the Company entered into a $1,100,000 loan agreement the (“Loan Agreement”) with Greentree Financial Group, Inc. (the “Investor”), pursuant to which the Investor purchased a 10% Convertible Promissory Note (the “Note”) from the Company, and the Company issued to the Investor a three year warrant (the “Warrant”) to purchase 550,000 shares of the Company’s common stock, $0.001 per share (“Common Stock”). The Note is convertible at any time at a price of $2.00 per share, subject to certain adjustments to the conversion price set forth in the Note. The Note reiterates the registration rights set forth in the Loan Agreement and the Warrant. There is no prepayment penalty on the Note. If the Note is not prepaid by the 90th day after the effective date of the Registration Statement, the Investor is required to convert the entire amount of principal and interest outstanding on the Note at that time, at a price of $2.00 per share, unless an event of default (as such events are described in the Note) under the Note has occurred, in which case the Note would be mandatorily converted at a price equal to 50% of the lowest trading price of the Common Stock for the last 10 trading days immediately prior to, but not including, the date that the Note mandatorily converts. In the event that the average of the 15 lowest closing prices for the Company’s common stock on NASDAQ or other primary trading market for the Company’s common stock (the average of such lowest closing prices being herein referred to, the “True-up Price”) during the period beginning on the effective date of the Registration Statement and ending on the 90th day after the effective date of the Registration Statement (the “Subsequent Pricing Period”) is less than $2.00 per share, then the Company will issue the Lender additional shares of the Company’s common stock (the “True-up Shares”) within three days. No value has been assigned to the True-up Shares due to the contingency of an effective Registration Statement. The warrant has an exercise price of $2.00 per share, subject to certain adjustments to the exercise price set forth in the Warrant. The Warrant, as amended, expires on January 23, 2023. If the closing price per share of the Common Stock reported on the day immediately preceding an exercise of the Warrant is greater than $2.00 per share, the Warrant may be exercised cashlessly, based on a cashless exercise formula. The Warrant reiterates the registration rights set forth in the Loan Agreement and the Note. The Warrant also contains a repurchase provision, which at any time after the Registration Statement is effective and the Common Stock has traded at a price over $3.00 share for 20 consecutive days, gives the Company a 30-day option to repurchase any unexercised portion of the Warrant at a price of $1.00 per share. The $1,100,000 of proceeds from the Note will be used for general working capital purposes and for the repayment of debt. On January 24, 2020, the Company used $588,366 of the proceeds from the Note to pay off in full the 12% Convertible Promissory Note held by Labrys Fund, LP. Upon execution of the Loan Agreement, the Company issued to the Investor 100,000 shares of Common Stock (the “Origination Shares”) as an origination fee, plus an additional 60,000 shares of Common Stock as consideration for advisory services. Pursuant to the Loan Agreement, the Company agreed to issue and sell to the Investor the Note, in the principal amount of $1,100,000.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt — (Continued)

On January 29, 2020, the Company and Greentree Financial Group, Inc. (the “Investor”), entered into an Amendment Agreement, amending the January 22, 2020 Loan Agreement, the Note, and the Warrant to: (i) correct the effective date set forth in the Loan Agreement, Note and Warrant to January 23, 2020 and the due date to October 23, 2020, (ii) clarify the terms of the registration right provision in the Loan Agreement such that the Company was required to register a total of 1,500,000 shares of Common Stock, which such amount of shares is the sum of 550,000 shares of Common Stock issuable upon conversion of the Note, 550,000 Warrant Shares, the 100,000 Origination Shares, and 300,000 shares of Common Stock to account for changes to the conversion and/or exercise price under the Note and Warrant, and (iii) to ensure that the total number of shares of Common Stock issued pursuant to the Loan Agreement, the Note, and/or the Warrant, each as amended, does not exceed 17.99% of the Company’s issued and outstanding Common Stock as of January 23, 2020. The Company is subject to a $35,000 penalty on a monthly basis if a registration statement is not effective after 105 days from January 23, 2020. The Company recognized a beneficial conversion option of $586,785 related to the 550,000 shares of Common Stock issuable upon conversion of the Note, a debt discount of $296,891 based on the relative fair value related to the 550,000 Warrant Shares, a debt discount of $201,324 based on the relative fair value related to the 160,000 Origination and Advisory Shares. On July 23, 2020, the Company issued 320,000 shares of common stock valued at $1,158,400 to Greentree Financial Group, Inc. to satisfy $360,000 principal and $131,889 interest and fees and on August 4, 2020, the Company issued 370,000 shares of common stock valued at $1,394,900 to Greentree Financial Group, Inc. in satisfaction of $740,000 principal. The Note is paid in full.

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Please see Note 11 — Subsequent Events for further information.

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

On July 29, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $224,000 ($24,000 OID). The $200,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on January 29, 2021 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 14,266 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on July 29, 2020.  The Investor shall not have the right to convert the Note into shares prior to 180 calendar days from the Issue Date. Provided that the Note remains unpaid, the Investor may elect to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share after 180 calendar Days from the Issue Date. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt — (Continued)

On January 2, 2020, Ed Roses, LLC (the “Partnership”) entered into a Loan Agreement (the “Agreement”) with Sook Hyun Lee (the “Lender”). Under the terms of the Agreement, the Lender agreed to lend $150,000 to the Partnership for general working capital. The Loan was due on April 15, 2020 (the “Maturity Date”) and accrues interest at 15% per annum. The Agreement shall automatically renew at the Maturity date for successive 90-day periods unless written notice is remitted by either party. On the Maturity date, the Partnership shall pay the Lender all unpaid principal and interest and a $30,000 commitment fee. The Lender shall have a collateral interest in the accounts receivable of the Partnership, including but not limited to 7 Eleven receivables. As collateral, the Company, Inc. placed 75,000 shares of common stock in reserve.

On January 10, 2020, the Company entered into a 5% Promissory Note Agreement with Equity Trust Company on behalf of Rawleigh Ralls (“Ralls”) for an aggregate principal amount of $267,000 (the “Ralls Note”), pursuant to which Ralls purchased the Ralls Note from the Company for $250,000 and an original issue discount of $17,000, and the Company issued to Ralls a warrant (the “Ralls Warrant”) to purchase 125,000 shares of the Company’s common stock valued at $86,725 estimated using the Black-Scholes option-valuation model. The proceeds from the Ralls Note will be used for general working capital needs of the Company. The Company will also issue 33,000 incentive shares to Ralls valued at $79,860 based on the closing stock price on January 10, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The original maturity date of the Ralls Note was July 10, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA. Under the terms of the Amendment, the parties amended the terms of the January 10, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to January 10, 2021, (ii) the Original Issue Discount (“OID”) shall be increased to $34,000, (iii) the Lender shall be issued 33,000 Additional Incentive Shares and (iv) the Company shall prepare and file with the United States Securities and Exchange Commission a registration statement on Form S-1 within 30 days of the Effective Date of the Amendment, that registers a total of 191,000 shares of Common Stock, which such amount of shares is the sum of 125,000 Warrant Shares, the 33,000 Incentive Shares, and 33,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 33,000 Additional Incentive Shares valued at $124,740.

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000 and an original issue discount of $7,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock valued at $31,755 estimated using the Black-Scholes option-valuation model. The proceeds from the Solit Note will be used for general working capital needs of the Company. The Company will also issue 13,000 incentive shares to the Solits valued at $30,420 based on the closing stock price on January 15, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The original maturity date of the Solit Note was July 15, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Paul J. Solit and Julie B. Solit. Under the terms of the Amendment, the parties amended the terms of the January 15, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to December 15, 2020, (ii) the Original Issue Discount (“OID”) shall be increased to $14,000 and (iii) the Lender shall be issued 13,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 13,000 Additional Incentive Shares valued at $49,140.

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”) (“Lender”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000 and an original issue discount of $3,500, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock valued at $16,797 estimated using the Black-Scholes option-valuation model. The proceeds from the O’Leary Note will be used for general working capital needs of the Company. The Company will also issue 6,500 incentive shares to O’Leary valued at $15,535 based on the closing stock price on January 17, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The original maturity date of the O’Leary Note was July 17, 2020. On July 14, 2020, the Company entered into an Amendment to the O’Leary Note and O’Leary Warrant (the “Amendment”) with Richard O’Leary. Under the terms of the Amendment, the parties amended the terms such that; (i) the maturity date of the O’Leary Note was extended to January 17, 2021, (ii) the Original Issue Discount (“OID”) shall be increased to $7,000, (iii) the Lender shall be issued 6,500 Additional Incentive Shares and (iv) the expiration date of the Warrant shall be extended to June 30, 2021. On July 14, 2020, the Company issued the 6,500 Additional Incentive Shares valued at $24,570.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

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

Paycheck Protection Program

On April 15, 2020, Edison Nation, Inc. (the “Company”) entered into a loan agreement (“PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $789,852 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on April 15, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP Loan is included in notes payable on the consolidated balance sheet.

Receivables Financing

On August 12, 2020, the Company entered into an Amendment to a Purchase of Inventory and Repurchase Agreement (the “Amendment”) dated November 12, 2019. Under the terms of the Amendment, (i) the repurchase date is extended to December 10, 2020; and (ii) the Company agreed to pay the Purchaser-Assignee a commitment fee of $13,053, and (iii) the Company agreed to pay the Purchaser-Assignee 2% per month for extension periods commencing July 1, 2020 through December 10, 2020. The balance at September 30, 2020 is $128,077.

On February 21, 2020, the Company entered into a receivables financing arrangement for certain receivables of the Company not to exceed $1,250,000 at any one time. The agreement allows for borrowings up to 85% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed. The balance at September 30, 2020 is $463,843.

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

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Debt — (Continued)

Line of Credit

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”). The balance at September 30, 2020 is $1,153,800.

The scheduled maturities of the debt for the next five years as of December 31st, are as follows:

For the Years Ended December 31,	Amount
2020 (excluding the nine months ended September 30, 2020)	4,206,810
2021	206,760
2022	2,209,137
2023	1,440,275
Thereafter	-
8,062,982
Less: debt discount	(501,941)
$7,561,041

For the three and nine months ended September 30, 2020, interest expense was $1,004,626 and $2,575,737, respectively of which $74,736 and $227,062 were related party interest expense. For the three and nine months ended September 30, 2019, interest expense was $349,172 and $875,036, respectively, of which $78,475 and $238,111 was related party interest expense, respectively.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Related Party Transactions

NL Penn Capital, LP and SRM Entertainment Group LLC

As of September 30, 2020 and December 31, 2019, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of September 30, 2020 and December 31, 2019, the net amount due to related parties was $22,005 and $17,253, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital. In addition, there was accounts receivable of approximately $104,000 due from SRM LLC which was included as part of accounts receivable in the condensed consolidated balance sheet.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies

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

As of September 30, 2020, the Company recorded operating lease liabilities of $534,819 and right of use assets for operating leases of $505,933. During the three and nine months ended September 30, 2020, operating cash outflows relating to operating lease liabilities was $71,090 and $219,608, respectively, and the expense for right of use assets for operating leases was $72,349 and $226,167, respectively. As of September 30, 2020, the Company’s operating leases had a weighted-average remaining term of 3.7 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

On June 6, 2018, the Company’s wholly owned subsidiary, Best Party Concepts, LLC, entered into a lease for office space in Newtown, PA, which expired on May 30, 2020 and was not renewed.

Total rent expense for the three and nine months ended September 30, 2020 was $116,183 and $332,492, respectively. Total rent expense for the three and nine months ended September 30, 2019 was $128,256 and $410,759, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three and nine months ended September 30, 2020 and 2019 was both $25,704 and $77,111, respectively, and is included in other income on the consolidated statements of operations.

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

On April 14, 2020, Oceanside Traders, LLC (“Plaintiff”) filed a complaint against Cloud B, Inc. and Edison Nation, Inc. (together the “Defendants”) with the Superior Court of Ocean County, New Jersey alleging a breach of contract in that the Defendants failed to pay Plaintiff for goods sold in the amount of $141,007 plus $138,180 for overpayments and $279,187 for lost profits for a total of $443,383. A default judgment was entered against Edison Nation in the case in the amount of $284,249. The same day the default judgment was entered, the Company filed a motion to vacate on the grounds that Edison Nation was not properly served with the complaint. The court granted Edison Nation, Inc.’s motion to vacate the judgment. On November 9, 2020, Plaintiff filed an amended complaint against Edison Nation, Inc., et al.

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

On October 27, 2020, Gerald Whitt, Alexander Whitt, Matthew Whitt, Christopher Whitt, Deborah Milam and David Knecht, individually and in their personal capacities, and derivatively on behalf of Cloud B, Inc. (together the “Plaintiffs”) filed a claim against the Company, CBAV1, LLC, SRM Idea Lab, Inc., Christopher B. Ferguson, Linda Suh, Jeff Johnson, Richard Brenner, Phillip McFillin, Kevin Ferguson, Brett Vroman and Does 1-100 (together the “Defendants”) and Cloud B, Inc., as a nominal defendant, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy requesting judgment in excess of $8,000,000 for compensatory damages, punitive damages and attorneys’ fees.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stockholders’ Equity

Preferred Stock

On March 25, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada in order to: (i) increase the number of shares of the Company’s authorized preferred stock, par value $0.001 per share, from 0 shares to 30,000,000 shares of preferred stock; (ii) clarify the application of the forum selection clause in the Company’s amended and restated articles of incorporation, specifically that such clause does not apply to federal causes of actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (iii) include affirmative changes to correspond to the Company’s First Amended and Restated Bylaws, confirming that the Company’s shareholders may vote by written consent. As of September 30, 2020 and December 31, 2019, there were 0 shares of preferred stock issued and outstanding, respectively. Please see Note 11 — Subsequent Events for further information.

Stock-Based Compensation

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Vinco Ventures, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan.

The following table summarizes stock option award activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2020	80,000	$7.01	3.7	-
Granted	-	-	-	-
Balance, September 30, 2020	80,000	$7.01	3.2	-
Exercisable, September 30, 2020	80,000	$7.01	3.2	-

As of September 30, 2020, there were no unvested options to purchase shares of the Company’s common stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Vinco Ventures, Inc. and Subsidiaries

(f/k/a Edison Nation, Inc.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Subsequent Events

On September 29, 2020, the Company (as “Purchaser”) entered into a Purchase and Sale Agreement (the “Agreement”) with Graphene Holdings, LLC, Mercury FundingCo, LLC, Ventus Capital, LLC and Jetco Holdings, LLC (together the “Sellers”) to acquire all outstanding Membership Units (the “Units”) of TBD Safety, LLC (“TBD”). Collectively, the Sellers own all outstanding Units of TBD. Under the terms of the Agreement, the Company is to issue a total of Two Million Two Hundred Ten Thousand Three Hundred Eighty-Two (2,210,382) shares of the Company’s common stock and a total of Seven Hundred Sixty Four Thousand Six Hundred Eighteen (764,618) shares of a newly designated Preferred Stock (the “Preferred”). In addition, the Company and Sellers shall enter into a Registration Rights Agreement (the “Registration Rights Agreement”) in favor of the Sellers obligating the Company to register such Common Stock and shares of Common Stock to be issued upon conversion of the Preferred within 120 days after the Closing. The Sellers shall have an Earn Out Consideration - At such time as the Assets purchased in the Agreement achieve cumulative revenue of $10,000,000, the Sellers shall earn a total of One Hundred Twenty-Five Thousand (125,000) shares of Common Stock. The Closing of the transaction occurred on October 16, 2020.

On October 7, 2020, the Company (the “Borrower”) and Jefferson Street Capital, LLC (the “Holder”) entered into a Forbearance Agreement (the “Agreement”) against the Note issued by the Borrower to the Holder dated April 7, 2020. Under the terms of the Agreement, the Borrower has requested and the Holder has agreed to temporarily forebear, until the earlier of (i) December 9, 2020 or (ii) at such time as a default shall occur under and pursuant to the Purchase Agreement, the Note or the Agreement, from exercising its right to convert amounts due under the Note into Common Stock of the Borrower, in exchange for a one time cash payment forbearance fee equal to $12,500 paid upon execution of the Agreement.

On October 8, 2020, the Company issued 1,132,209 shares of common stock to Mercury FundingCo, LLC, representing a 8.05% ownership in the Company, valued at $1,890,956 as per the terms of the Purchase and Sale Agreement dated September 29, 2020 for the purchase of TBD Safety, LLC.

On October 8, 2020, the Company issued 1,078,073 shares of common stock to Ventus Capital, LLC, representing a 7.64% ownership in the Company, valued at $1,800,382 as per the terms of the Purchase and Sale Agreement dated September 29, 2020 for the purchase of TBD Safety, LLC.

On October 12, 2020, the Company issued 125,000 shares of common stock to Ralls, valued at $250,000, related to the exercise of the Common Stock Purchase Warrant dated January 10, 2020.

On October 16, 2020, the Company filed a Certificate of Designation (the “Designation”) with the Secretary of State of Nevada, which designates 1,000,000 shares of the Company’s preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock (“Series B”). Pursuant to the terms of the Designation, holders of the Series B shall be entitled to dividends, a liquidation preference and shall have conversion rights. Each share of Series B shall be convertible into 1 share of Common Stock, on or after the twelve month anniversary of the Original Issue Date at the option of the Holder thereof, for a total not to exceed 1,000,000 shares of Common Stock. The holders of the Series B shall have no voting rights.

On October 27, 2020, Gerald Whitt, Alexander Whitt, Matthew Whitt, Christopher Whitt, Deborah Milam and David Knecht, individually and in their personal capacities, and derivatively on behalf of Cloud B, Inc. (together the “Plaintiffs”) filed a claim against the Company, CBAV1, LLC, SRM Idea Lab, Inc., Christopher B. Ferguson, Linda Suh, Jeff Johnson, Richard Brenner, Phillip McFillin, Kevin Ferguson, Brett Vroman and Does 1-100 (together the “Defendants”) and Cloud B, Inc., as a nominal defendant, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy requesting judgment in excess of $8,000,000 for compensatory damages, punitive damages and attorneys’ fees.

On October 29, 2020, the Company, along with its subsidiaries, Edison Nation, LLC and Ferguson Containers, Inc., entered into a Futures Receivables Sale Agreement (the “Agreement”) with Itria Ventures, LLC whereby the Company agreed to the sale of $155,000 of receivables for $125,000. The proceeds were used to fund our receivables for overseas distributors. Christopher B. Ferguson, our Chairman and Chief Executive Officer, personally guaranteed the prompt and complete performance of the Company’s obligations under the Agreement.

On October 30, 2020, Edison Nation, Inc. (the “Company”) received a letter of intent from a prospective purchaser dated October 22, 2020 setting forth the terms of an offer to purchase Cloud b assets from CBAV1, LLC (“CBAV1”), the Company’s wholly owned subsidiary (the “LOI”). The Cloud b assets include but are not limited to intellectual property, know how, brand names, trade names, patents, models, internet websites, domains, social network assets, production facilities, including the molds of all products, and inventory (“Cloud b Assets”).

On November 4, 2020, the Company filed Articles of Incorporation in the State of Nevada for a new wholly owned subsidiary, Vinco Ventures, LLC.

On November 4, 2020, the Company, through its new wholly owned subsidiary, Vinco Ventures, Inc. (“Vinco”), filed Articles of Formation in the State of Nevada for Honey Badger Media, LLC (“Honey Badger”). Honey Badger will become a wholly owned subsidiary of Vinco.

On November 5, 2020, the Company (the “Parent”) and its wholly owned subsidiary, Vinco Ventures, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”). Under the terms of the Agreement, the Merger Sub merged with and into the Parent and the Parent became the surviving corporation of the Merger (the “Surviving Corporation”). The name of the Surviving Corporation is Vinco Ventures, Inc. The transaction closed on November 10, 2020. The Articles of Merger were filed with the Secretary of State of the State of Nevada on November 11, 2020. Effective November 12, 2020, the Company’s common stock, which trades on the Nasdaq Capital Market, ceased trading under the ticker symbol “EDNT” and commenced trading under the new ticker symbol “BBIG.” Along with the ticker change, the Company’s common stock was assigned a new CUSIP number of 927330100.

On November 10, 2020, the Company, through its wholly owned subsidiary, Honey Badger Media, LLC, entered into a series of transactions with Honey Badger Media, LLC, a Delaware limited liability company:

On November 10, 2020, under the terms of the Asset Purchase Agreement (the “Agreement”), the Company (the “Buyer”) agreed to purchase from Honey Badger Media, LLC (the “Seller”) all of the Seller’s rights, title and interest in and to the Internet Websites, Domain Names, and all of the respective content (the “Domains”), and any other rights associated with the domains, including, without limitation, any intellectual property rights, all related Domains, logos, customer lists and agreements, email lists, passwords, usernames and trade names; and all of the related social media accounts including but not limited to, Instagram, Twitter, Facebook, Instagram, and Pinterest at closing (collectively the “Purchased Assets”). In consideration for the sale of the Purchased Assets, the Buyer agreed to pay the Seller the amount of Three Hundred Thousand Dollars (US $300,000).

On November 10, 2020, under the terms of the Platform License Agreement (the “License Agreement”), Honey Badger Media, LLC (the “Licensor”) granted the Company (the “Licensee”) a perpetual, exclusive, worldwide license (the “License”) to implement and commercialize the assets connected with the Platform, including, but not limited to, the right to use all of Licensor’s intellectual property rights comprising the Platform, owned by or licensed to Licensor that are utilized as part of the Platform (“Licensed Related Assets”). In consideration for the License, the Licensee agreed to pay to the Licensor a fee equal to thirty percent (30%) of the Net Profits generated from Licensee’s clients through the Platform and Licensed Related Assets and the Licensee’s parent company agreed to issue the Licensor 750,000 shares of common stock.

On November 10, 2020, under the terms of the Employment Agreement (the Employment Agreement”), Laurie Argall (the “Executive”) retained the role of Vice President of Digital Commerce. The initial term of the Employment Agreement is for a period commencing on November 10, 2020 and ending on the two (2) year anniversary of the Employment Agreement. The Executive shall receive a base salary of Sixty Thousand Dollars ($60,000) per year. Executive shall be entitled to three (3) weeks of comprehensive paid time off (includes vacation, sick and personal days) each year.

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our President holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Vendor $239,283 that was utilized to pay for deposits with the Vendors factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement.

On November 19, 2020, the Company issued 40,000 shares of common stock valued at $59,600 to a note holder for conversion of a restricted stock unit into shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our Company was incorporated on July, 18 2017 in the State of Nevada under the name of Idea Lab X Products, Inc, On September 12, 2017, we filed an Amendment to our Articles of Incorporation changing the name to Xspand Products Lab, Inc., and then on September 7, 2018 we filed an Amendment to our Articles of Incorporation changing the name to Edison Nation, Inc. On November 5, 2020, the Company (the “Parent”) and its wholly owned subsidiary, Vinco Ventures, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”). Under the terms of the Agreement, the Merger Sub merged with and into the Parent and the Parent became the surviving corporation of the Merger (the “Surviving Corporation”). The name of the Surviving Corporation became Vinco Ventures, Inc. The transaction closed on November 10, 2020.

Vinco Ventures seeks to be involved with every step of the consumer product life cycle- from ideation, to research and development, manufacturing, sales, packaging and fulfillment. The Company also seeks to raise awareness of the Vinco Ventures brand name as a diversified consumer products business through a number of media channels.

The first stage of development for any consumer product is the impetus to turn an idea into a salable commodity. Considered to be the “go-to” resource for independent innovators with great consumer product invention ideas, Vinco Ventures maintains a consumer-facing online presence whereby innovators can submit ideas for consideration by us. If an idea is successfully chosen, Vinco Ventures will apply its proprietary, web-enabled new product development (“NPD”) and commercialization platform that can take a product from idea through e-commerce final sale in a matter of months versus a year or more for capital intensive and inefficient new product development protocols traditionally used by legacy manufacturers serving “big box” retailers. Vinco Ventures presently engages with over 180,000 registered online innovators and entrepreneurs interested in accessing the Company’s NPD platform to bring innovative, new products to market focusing on high-interest, high-velocity consumer categories. The Company generates revenue from its web presence by charging a fee for each idea submission, and also through subscription-based plans for innovators that wish to submit high volumes of ideas.

Since its inception, Vinco Ventures has received over 200,000 idea submissions, with products selling in excess of $250 million at retail through the management of over 300 client product campaigns with distribution across diverse channels including e-commerce, mass merchandisers, specialty product chains, entertainment venues, national drug chains, and tele-shopping. These clients include many of the largest manufacturers and retailers in the world including Amazon, Bed Bath and Beyond, HSN, Rite Aid, P&G, and Black & Decker. The Company generates revenue from licensing agreements with such manufacturers and retailers, which such agreements are entered into when innovators submit their ideas through Edison Nation’s web portal. Occasionally, the Company also generates revenue from innovators that wish to use the Company’s product development resources, but license or distribute products themselves.

Vinco Ventures has a number of internally developed brands “EN Brands” which act as a launchpad for new innovative items that have matriculated through the innovation portal. These EN Brands include Cloud B, Pirasta, Uber Mom, Best Party Concepts, Lily and Grey, Sol and Salud, Trillion Trees, Eco Quest, Smarter Specs, Barkley Lane, and Ngenious Fun. Additionally, the Company offers a partnership model for entrepreneurs and businesses that are seeking to elevate their existing brands. Recent partnerships for Vinco Ventures include 4Keeps Roses and Mother K. Within the partnership model, the Company seeks to identify new lines of distribution and provide innovation through development of new item that enhance the brands overall image and consumer adoption,

In addition to developing products for its EN Brands, the Company develops and manufactures products for well-known brands in the entertainment and theme park industry. For over 20 years, the Company has developed, manufactured and supplied the entertainment and amusement park industry with exclusive products that are often only available to consumers inside venues such as Disney Parks and Resorts, Disney Stores, Universal Resorts, Sea World, Sesame Place, Busch Gardens, Merlin Entertainment, and Madison Square Garden. For the customers listed above, the Company has developed products for core brands such as Harry Potter, Frozen, Marvel, and Star Wars.

Once most consumer products are ideated, developed, manufactured, and possibly even licensed, they must be packaged and distributed. Currently, we maintain a logistics center in Clearwater, FL. The Company generates revenue from the sale of custom packaging for many of the products that have run through our NPD or in-house product development process. The Company also sells packaging products to a number of other entities that are not related to the Company’s product development process, including pharmaceutical and e-commerce companies. When packaging of products is complete, we typically ship products using our own trucks rather than relying on a common carrier. For packaging products, the Company does not have long-term agreements with customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

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

Vinco Ventures’ business model is designed to take advantage of online marketplace and crowdfunding momentum for our future growth, in order to mitigate new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed.

To that end, Vinco Ventures empowers and enables innovators and entrepreneurs to develop and launch products, gain consumer adoption and achieve commercial scale efficiently at little to no cost.

The Vinco Venture New Product Development & Commercialization Platform

Indeed, the cornerstone of Vinco Ventures’ competitive advantage is its proprietary and web-enabled new product development (“NPD”) and commercialization platform. The platform can take a product from idea through ecommerce final sale in a matter of months versus a year or more for capital intensive and inefficient new product development protocols traditionally used by legacy manufacturers serving “big box” retailers.

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

Product Submission Aggregation

Interested innovators enter the Vinco Ventures web site to register for a free account by providing one’s name and email address. The member then creates a username and password to use on the site. Once registered, the member is provided with their own unique, password protected dashboard by which they can begin submitting ideas and join online member forums to learn about industry trends, ask and seek answers to common questions, engage in member chats, and stay informed of the latest happenings at Vinco Ventures. They can also track the review progress of ideas they submit through their dashboard.

Vinco Ventures accepts ideas through a secure online submission process. Once a member explores the active searches in different product categories being run on the platform for potential licensees seeking new product ideas to be commercialized, the member can submit their new product ideas for processing. Vinco Ventures regularly works with different companies and retailers in various product categories to help them find new product ideas.

Registered members pay $25 to submit an idea. This submission fee covers a portion of the cost to review each idea submitted to the platform. There are no additional fees after the submission fee.

Although the platform might not have an active search that matches the innovator’s idea, the Edison Nation Licensing Team hosts an ongoing search for new consumer product ideas in all categories.

“Insider Membership” is Vinco Ventures’ premium level of membership. Insiders receive feedback on all their ideas submitted and gain access to online features that are not available to registered members. In addition, Insiders pay $20 for each idea submitted (20% discount vs. a registered member), can opt-in ideas for free, as well as receive other benefits. An annual membership costs $99, or $9.25 / month automatically debited from a credit card each month. Also included online is feedback to the innovator on the status of each stage of the process and notification when ideas are not selected to move forward during any stage in the review process.

Insiders also have access to the Insider Licensing Program (the “ILP”). The primary benefit of the ILP is having the Vinco Ventures Licensing team working directly on an innovator’s behalf to help secure a licensing agreement with one of the company’s manufacturing partners. If an idea is selected for commercialization by a retail partner, Edison Nation will invest in any necessary patent applications, filings and maintenance. The innovator’s name is included on any patent or patent application that Vinco Ventures files on the member’s behalf after the idea has been selected.

In addition to the above member programs, the Vinco Ventures ASOTV (“As Seen on TV”) Team hosts a search for new products suitable for marketing via DRTV and subsequent distribution in national retail chains including mass merchandisers, specialty retail, drug chains and department stores.

Product Submission Review

Led by the Company’s NPD Licensing Team (which has over 150 years of combined experience in a variety of industries and product categories), all ideas submitted by innovators through the Company’s website are reviewed and assessed through an 8-stage process. Vinco Ventures’ product idea review process is confidential with non-disclosure agreements executed with every participating registered or “Insider” member.

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

The time required to review ideas depends upon different variables, such as: the number of searches concurrently running on the Vinco Ventures platform, idea volume and complexity of the search, how many presentation dates to licensees are pending, and the date an idea is submitted.

Presentation dates to potential licensees are usually set a few weeks following the close of the search. After the presentation has been given to a licensing / retail partner, the partner has 45 days to 6 months to select ideas on which they will move forward.

The Insider Licensing Program (ILP program) incorporates a four-stage process:

●	Stage #1 — Preliminary Review: The NPD licensing team performs a preliminary review to ensure an invention meets the program criteria. Factors that might stall an idea from moving forward include: an invention is cost-prohibitive, has engineering challenges, and/or major players in the marketplace have already launched products like it. If none of these apply, an idea will be approved and move on to the preparation phase.

●	Stage #2 — Preparation: The NPD licensing team performs a best partner review. Vinco Ventures’ retail and manufacturing contacts are assessed, and the team begins to plan which licensors would be the best fit for an idea. A gap analysis and visits the store shelves are executed to gain greater understanding of marketplace potential.

●	Stage #3 — Pitching: At this phase, an idea can become a “Finalist.” The NPD team begins to proactively pitch an idea to potential licensees using a proprietary presentation system. When a company expresses interest, the team proceeds into term sheets and negotiations while staying in constant contact with the prospect until the best possible deal is struck for the innovator.

●	Stage #4 — Outcome: In the end, the market decides what products will be successful. There are no guarantees. If for some reason Edison Nation is not successful in finding a licensing partner, a complete debrief is given to the Insider.

Due to the public nature of licensing, Vinco Ventures only accepts ideas from Insiders that are patented or patent-pending. A valid provisional patent application is required. The cost of submitting an idea to the Insider Licensing Program is $100, and a member must be an “Insider” to be considered.

The Vinco Ventures ASOTV new product development process follows a six-stage protocol appropriate for the broadcast-based sales channel. For more information regarding the ASOTV process, the Edison Nation NPD platform, its features and member benefits, visit https://app.edisonnation.com/faq.

Acquisition of Intellectual Property

Once an innovator’s idea is judged to be a potentially viable, commercial product and selected for potential commercialization, the Company acquires intellectual property rights from the innovator.

Once an innovator’s intellectual property is secured, the innovator’s product idea can then either be licensed to a manufacturer or retailer or developed and marketed directly by Vinco Ventures. In either case, Vinco Ventures serves as the point-of-contact with the innovator for term sheets, royalty negotiation and concluding licensing agreements. Edison Nation also maintains contact with the innovator to keep them engaged during product development.

In general, innovators are paid a percentage of the Company’s revenue from the commercialization of the innovator’s intellectual property. This percentage varies with the Company’s investment in the development of the intellectual property, including whether the Company decides to license the innovator’s idea for commercialization or instead, to directly develop and market the innovator’s idea.

One Company Initiative

During the first quarter of 2019, Vinco Ventures began the process to consolidate all operating companies’ businesses into distinct business units of Edison Nation, which allows the Company to focus on growing sales and leveraging operations. The units consist of:

● Innovate. The Vinco Ventures Platform. Responsible for the innovation platform that helps innovators go from idea to reality. This is accomplished by optimizing new product election processes through deeper analytics to predict success on platforms like crowdfunding and web market places like Amazon, while simultaneously driving brand awareness of the platform by producing content for innovators and innovators on media platforms including our own Everyday Edison’s television show.

● Build and launch. Consolidating our teams of product designers and developers who take the product from the concept to the consumers’ hand. These are distributed by geography, industry skillset and expertise in the development process to ensure efficient product build and launch. The bulk of operations are part of this business unit, and the company will continue to develop this unit to meet the needs of our product launch schedule.

● Sell. Our Omni-channel sales effort is divided into three groups; (1) business-to-business revenue opportunities including traditional brick and mortar retailers (2) online market places and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Vinco Ventures. The team seeks to a find a mutually beneficial transaction to accomplish that goal.

Product Design and Development

With product design, product prototyping and creation of marketing assets all resourced with expert Vinco Ventures in-house capabilities, we have made protracted, high-cost, high-risk research and development models obsolete.

Vinco Ventures custom designs most products in-house for specific customers and their needs. We utilize our existing tooling to produce samples and prototypes for customer reviews, refinement and approval, as well as our in-house packaging design and fabrication resources.

The Company’s design and product development professionals are dedicated to the commercialization and marketability of new product concepts advanced through the company’s NPD platform and for licensors / partners like Disney World and Universal Studios.

No matter the product, Vinco Ventures’ objective is to optimize its marketability, function, value and appearance for the benefit of the consumer end user. From concept and prototyping, through design-for-manufacture, special attention is paid to a product’s utility, ease of use, lowest cost bill of materials, and how it “communicates” its features and benefits through design.

The combined experience and expertise of the Company’s team spans many high-demand categories including household items, small appliances, kitchenware, and toys. The Company’s in-house capabilities are complimented by third-party engineering and prototyping contractors, like Enventys Partners, and category-specific expert resources within select manufacturers.

Paths to Market

After an innovator’s idea has been selected and then developed, Vinco Ventures’ NPD and commercialization platform - powered by team of experienced licensing experts and backed by our scalable manufacturing and fulfillment supply chain infrastructure - provides innovators with a clear and unencumbered set of paths to market.

Matching the Innovation with the Licensing Community

Vinco Ventures partners with many of the biggest and most well-known consumer products companies and retailers. They use the Company’s platform as a “think engine” to develop targeted products, significantly reduce research and development expense, and expedite time to market.

Each potential licensee of an innovator’s idea publishes an exclusive page on the Vinco Ventures web site with innovation goals and a timeline for their search. Appropriate new product ideas are submitted in 100% confidence with all intellectual property safely guarded.

Once the search concludes, Vinco Ventures presents each with the best patent protected, or patentable ideas that can be selected for development.

Licensing partners and customers include Amazon, Bed, Bath & Beyond, Church & Dwight, Black & Decker, HSN, Worthington Industries, Pampered Chef, Boston America Corp., Walmart, Target, PetSmart, “As Seen on TV,” Sunbeam, Home Depot, and Apothecary Products.

Online Marketplace and Crowdfunding

Vinco Ventures has established a commercialization path to include the development and management of crowdfunding campaigns. This is evolving to be a engine for future growth. The benefits of crowdfunding include increased product testing efficiency, decreased financial risk, and the ability to get closer to the end consumer, simultaneously.

The ability for consumers to re-order product not only gauges marketplace demand, but it can also be leveraged as a quantitative “proof point” for potential sales to licensees. Most importantly, the money pledged for orders can be used to finance manufacturing and ecommerce launch marketing costs as negative working capital.

Manufacturing, Materials and Logistics

Once a product’s path to market is successfully identified, Vinco Ventures produces and commercializes the product either through (1) licensing partnerships, or (2) through a direct-to-market path via ecommerce or traditional retail distribution.

To provide greater flexibility in the manufacturing and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Vinco Ventures has concentrated production of most of the Company’s products in third-party manufacturers located in China and Hong Kong. The Company maintains a fully staffed Hong Kong office for sourcing, overseeing manufacturing and quality assurance.

Vinco Ventures’ contracted manufacturing base continues to expand, from two major facilities to 4 to-date. These include two manufacturers required to produce Cloud B children’s sleep products. Based on anticipated manufacturing requirements, this footprint may expand significantly by the end of 2019. The Company also continues to explore more efficient and expert manufacturing partners to gain greater economies of scale, potential consolidation, and cost savings on an on-going basis.

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

Vinco Ventures’ business to business team sells products through a diverse network of manufacturers, distributors and retailers. New customer prospects are gained through outbound sales calls, trade show participation, web searches, referrals from existing customers.

The online team for the Company has expertise in selling products on platforms such as the Amazon marketplace as well as portals like Walmart.com and “crowd-funded” websites such as Kickstarter and Indiegogo.

The NiTRO team identifies small, unique brands that could benefit from becoming part of a larger consumer products organization with more resources. The team seeks to negotiate a mutually beneficial agreement whereby the respective branded products become part of Vinco Ventures’ portfolio of consumer products.

In order to expand the Company’s universe of registered innovators and entrepreneurs submitting ideas on the Vinco Ventures NPD web platform, the Company has entered a global agreement for distribution of two existing 13-episode seasons of the Company’s Everyday Edison TV series with a leading digital media service company. The series will be available in its original English version as well as voiceover adaptations in German, French, and Spanish. Distribution is planned for Europe and the Middle East through digital content providers such as Amazon Prime Video.

Sources of Revenue

The Company aggressively pursues the following three sources of sales volume:

●	Our branded products sold through traditional retail channels of distribution and other channels of business to business distribution.

●	Our branded products sold through direct to consumer platforms such as the Amazon marketplace as well as portals like Walmart.com and “crowd-funded” websites such as Kickstarter and Indiegogo.

●	Custom products and packaging solutions that the Company develops and manufactures for partners such as Disney, Marvel, Madison Square Garden and Universal Studios.

●	Member idea submission and ILP program fees: $25 per submission (registered members); $20 per submission (Insider members); $100 per submission (ILP members)

●	Licensing agents: We match an innovator’s intellectual property with vertical product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares.

●	Product principals: We work with innovators directly, providing such innovators direct access to all of Vinco Ventures’ resources. Depending on case-by-case factors, innovators may receive a range of up to 35% - 50% of profits.

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

Founded in 2002 and acquired by Vinco Ventures in October 2018, Cloud B’s highly regarded, award-winning products are developed in consultation with an Advisory Board of pediatricians and specialists. The Company recently won the Toy of the Year award from The Toy Association. Cloud B’s best-known products are Twilight Turtle™ and Sleep Sheep™.

Cloud B’s products can be purchased on-line (through its own ecommerce site and other online e-tailers), in specialty boutiques, gift stores, and worldwide at major retailers including Barnes & Noble, Bloomingdales, Dillard’s, Nordstrom, Von Maur, Harrods of London, and FNAC in France.

Immediate synergies from the Company’s acquisition of Cloud B include expanding Vinco Ventures’ West coast footprint by leveraging Cloud B’s sizeable distribution, sales and fulfillment operations. In addition, Cloud B is leveraging the Vinco Ventures proprietary NPD platform, Hong Kong-based manufacturer sourcing and management capabilities, and marketing and packaging resources.

The Company’s primary focus since the Cloud B acquisition has been to optimize existing product performance, while helping to develop new product lines leveraging the Vinco Ventures NPD platform.

Factors Which May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, and which we believe are important to an understanding of our business and results of operations.

Edison Nation Holdings, LLC Transaction

On September 4, 2018, the Company completed the acquisition of all of the voting membership interest of Edison Nation Holdings, LLC (“EN”) for a total purchase price of $11,776,696 comprised of (i) $700,000 in cash to Edison Nation ($550,000 of which was subsequently used to purchase the membership interests of Access Innovation, LLC, which membership interests were then distributed to the Members), and $250,000 in cash used to pay off a portion of the indebtedness owed by EN to holders of certain senior convertible debt), (ii) the assumption of the remaining balance of EN’s senior convertible debt through the issuance of new 4%, 5-year senior convertible notes (the “New Convertible Notes”), in the aggregate principal and interest amount of $1,428,161 (which amount was previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2018 as $1,436,159 due to final adjustments for principal and accrued interest), which are convertible into 285,632 shares of the Company’s common stock, at the option of the holder of the New Convertible Notes, (iii) the reservation of 990,000 shares of the Company’s common stock that may be issued in exchange for the redemption of certain non-voting membership interests of EN, and (iv) the issuance of 557,084 shares of the Company’s common stock in satisfaction of the indebtedness represented by promissory notes payable by EN with a total principal balance of $4,127,602. On August 19, 2020, the Company issued the 990,000 shares of common stock to the members of EN, resulting in the Company owning 100% of EN.

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

Impairment

For the year end December 31, 2019, the Company recorded an impairment charge of $4,443,000 related to our annual impairment assessment. The impairment was a result of decreased profitability as compared to anticipated profitability in our businesses acquired in 2018. The Company utilized the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units.

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

Acquisition of HMNRTH, LLC Assets

On March 11, 2020, the Company and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) for the purchase of certain assets in the health wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer was to remit $70,850 via wire transfer at Closing and shall issue to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. The shares were issued on March 16, 2020 and valued at $477,500 and cash compensation was made on July 1, 2020.

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

Global Clean Solutions Agreement and Plan of Share Exchange

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

Amended Limited Liability Company Agreement

On the Effective Date, the Company entered into an Amended Limited Liability Company Agreement of Global (the “Amended LLC Agreement”). The Amended LLC Agreement amends the original Limited Liability Company Agreement of Global, dated May 13, 2020. The Amended LLC Agreement defines the operating rules of Global and the ownership percentage of each member: Edison Nation, Inc. 50%, PPE 25% and Graphene 25%.

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

Security Agreement

On the Effective Date, the Company (as “Guarantor”) entered into a Security Agreement (the “Security Agreement”) with Global (as “Borrower”) and PPE (as “Secured Party”), whereby the Company placed 1,800,000 shares of Common Stock (the “Reserve Shares”) in reserve with its transfer agent in the event of default under the Credit Agreement. In the event of a default that is not cured by the defined cure period, the PPE may liquidate the Reserve Shares until the Global’s principal, interest and associated expenses are recovered. The number of Reserve Shares may be increased through the issuance of True-Up shares in the event the original number of Reserve Shares is insufficient.

Acquisition of TBD Safety, LLC

On September 29, 2020, the Company (as “Purchaser”) entered into a Purchase and Sale Agreement (the “Agreement”) with Graphene Holdings, LLC, Mercury FundingCo, LLC, Ventus Capital, LLC and Jetco Holdings, LLC (together the “Sellers”) to acquire all outstanding Membership Units (the “Units”) of TBD Safety, LLC (“TBD”). Collectively, the Sellers own all outstanding Units of TBD. Under the terms of the Agreement, the Company is to issue a total of Two Million Two Hundred Ten Thousand Three Hundred Eighty-Two (2,210,382) shares of the Company’s common stock and a total of Seven Hundred Sixty Four Thousand Six Hundred Eighteen (764,618) shares of a newly designated Preferred Stock (the “Preferred”). In addition, the Company and Sellers shall enter into a Registration Rights Agreement (the “Registration Rights Agreement”) in favor of the Sellers obligating the Company to register such Common Stock and shares of Common Stock to be issued upon conversion of the Preferred within 120 days after the Closing. The Sellers shall have an Earn Out Consideration - At such time as the Assets purchased in the Agreement achieve cumulative revenue of $10,000,000, the Sellers shall earn a total of One Hundred Twenty-Five Thousand (125,000) shares of Common Stock. The Closing of the transaction occurred on October 16, 2020.

Edison Nation Medical Operations

Edison Nation Holdings, LLC formed Edison Nation Medical (“EN Medical”) in May of 2012. It was a partnership between Edison Nation and Carolinas Healthcare Systems (now called Atrium). Atrium is the 2nd largest healthcare system in the US. Carolina Health (Atrium) wanted a way to aggregate and commercialize the healthcare related innovations that were coming from their physicians, nurses, and patients, and Edison Nation offered a platform to provide that function.

EN Medical built out a separate platform, leveraging the Edison Nation model to look for ideas that improved patient care and lowered costs. Over the past three years, EN Medical collected some great ideas, but the market shifted and EN found that the licensing model was very difficult as big medical device companies wanted to acquire companies with sales versus just buying IP and prototypes. In 2019, certain less complex devices such as Ezy Dose were licensed to third parties by the Company. Additionally, EN Medical has continued to explore opportunities in the health and wellness space for products that do not require FDA approval. Examples of product lines in the health wellness space that are currently being evaluated include an organic skin care line, essential oils, supplements for breast feeding, and an all-natural nutritional supplement.

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

EN Medical is focused primarily on its proprietary brand of hand sanitizer, Purple Mountain Clean, that is being produced and sold by the operating subsidiary, Global. The Purple Mountain Clean Brand is 100% USA Made and is offered in both gel and liquid formulas. The Purple Mountain Clean sanitizer is produced with 70% Ethyl Alcohol and is FDA certified. EN Medical offers a variety of sizes and pumps for Purple Mountain Clean and recently initiated the production of sanitizer stands that can be customized with a customer’s logo or other promotional artwork. The launching of our EN Medical’s brand of sanitizer did delay certain shipments for the second quarter in 2020 as EN Medical needed to develop EN Medical’s specific formulas and packaging for Purple Mountain Clean.

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

The competitive landscape for sanitizer and personal protective equipment is frequently changing. Recently the FDA announced the recall of numerous hand sanitizer brands. Additionally, many suppliers of personal protective equipment have failed to complete deliveries and failed to meet order specifications for the specific products. EN Medical has benefited from successfully fulfilling orders for government agencies and large business customers that have provided referrals on behalf of EN Medical which has assisted the Company in winning other business opportunities. Due to the high demand for items related to the pandemic, pricing of products can change relatively quickly and customer expectations for delivery times are often aggressive. EN Medical works diligently with its core suppliers to meet these challenges and satisfy all customer requirements in a timely fashion.

EN Medical verifies all FDA certificates of the Company’s suppliers and all compliance documents for our manufacturers and importers. For certain product lines, EN Medical may consider applying for its own FDA certifications, and the Company closely monitors the updates with respect to the regulation of personal protective equipment and hand sanitizers.

COVID-19 has created both opportunity and a considerable amount of uncertainty across many markets including the sourcing and sale of Personal Protective Equipment. While we were initially excited regarding the confirmed orders that we received, we have realized that the supply side of the industry is unable to keep up with the current global demand. In response, we have adjusted our corporate guidance in the PPE space from fiscal year 2020 to include the initial two quarters of 2021 to allow sufficient time for delivery. While we still remain confident in our confirmed demand and ability to supply the products required, we have taken a different approach moving forward due to the uncertainty of timing of production and transportation which has caused the additional time added to our initial guidance.

Receivables Financing

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our Chief Executive Officer holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement.

On October 29, 2020, the Company, along with its subsidiaries, Edison Nation, LLC and Ferguson Containers, Inc., entered into a Futures Receivables Sale Agreement (the “Agreement”) with Itria Ventures, LLC whereby the Company agreed to the sale of $155,000 of receivables for $125,000. The proceeds were used to fund our receivables for overseas distributors. Christopher B. Ferguson, our Chairman and Chief Executive Officer, personally guaranteed the prompt and complete performance of the Company’s obligations under the Agreement.

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

On March 31, 2019, the Company entered into a receivables financing arrangement for specific customer receivables. The agreement allowed for borrowing up to 80% of the outstanding receivable based on the credit quality of the customer. The Company’s Chairman and Chief Executive Officer personally guaranteed all amounts due under the agreement. The fee is between 1% and 2% of the total invoice financed. The proceeds were used for funding the purchase of products sold on HSN, but the Company is not currently utilizing this receivables financing arrangement, and therefore no amounts are outstanding under the agreement as of February 12, 2020.

On November 12, 2019, the Company entered into a Receivables Purchase Agreement with a financial institution (the “Receivables Purchase Agreement”), whereby the Company agreed to purchase $225,000 of receivables for $200,000. The Company’s Chairman and Chief Executive Officer as well as NL Penn Capital, LP personally guaranteed all amounts due under the agreement. NL Penn Capital, LP is owned by Christopher B. Ferguson, our Chairman and Chief Executive Officer. The proceeds were used for general working capital.

On November 18, 2019, the Company entered into a Future Receivables Purchase Agreement with a financial institution (the “Future Receivables Purchase Agreement”), whereby the Company agreed to purchase of $337,500 of receivables for $250,000. The proceeds were used to fund our orders with our factories for overseas distributors as such receivables were not eligible as collateral under our current working capital facility. Christopher B. Ferguson, our Chairman and Chief Executive Officer, personally guaranteed the prompt and complete performance of the Company’s obligations under the Future Receivables Purchase Agreement.

Tiburon Loan Agreement

On January 2, 2020, the Company entered into that certain Loan Agreement (the “Second Loan Agreement”) with Tiburon Opportunity Fund (the “Lender”), dated January 2, 2020 (the “Second Loan”). Pursuant to the terms of the Second Loan Agreement, the Lender agreed to loan the Company $400,000. The Second Loan bears interest at the rate of 1.5% per month through the term of the Second Loan. Additionally, the Second Loan Agreement provides that the Company shall pay the Lender the entire unpaid principal and all accrued interest upon thirty days’ notice to the Company, but in any event, the notice shall not be sooner than June 1, 2020. The Second Loan proceeds are being used to fund general working capital needs of the Company. If the Company defaults on the performance of any obligation under the Second Loan Agreement, the Lender may declare the principal amount of the Second Loan owing under the Second Loan Agreement at the time of default to be immediately due and payable. Furthermore, the Second Loan Agreement grants the Lender a collateral interest in certain accounts receivable of SRM. On April 24, 2020, the Company and Lender entered into a Debt Conversion Agreement whereby the Lender was given the right and elected to exercise that right to convert principal and interest of $424,000 of funds loaned to the Company into shares of the Company’s common stock. The fair value of the Company’s common stock was $2.08 on the date of conversion and the conversion price was $2.00 per share for a total of 212,000 shares of restricted common stock issued by the Company.

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

Pursuant to the terms of the 32E Note, on December 4, 2019, the Company also issued 32E a Common Stock Purchase Warrant (the “32E Warrant”) to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. The 32E Warrant expires on December 4, 2024. The 32E Warrant contains price protection provisions, as well as a provision allowing 32E to purchase the number of shares that 32E could have acquired if it held the number of shares of common stock acquirable upon complete exercise of the 32E Warrant, in the event that the Company grants, issues or sells common stock, common stock equivalents, rights to purchase common stock, warrants, securities or other property pro rate to holders of any class of the Company’s securities. If there is no effective registration statement registering the resale of the shares of common stock underlying the 32E Warrant, then the 32E Warrant may be exercised cashlessly, based on a cashless exercise formula. The 32E Warrant also contains a conversion limitation provision, which prohibits 32E from exercising the 32E Warrant in an amount that would result in the beneficial ownership of greater than 4.9% of the total issued and outstanding shares of common stock, provided that (i) such exercise limitation may be waived by 32E with 61 days prior notice, and (ii) 32E cannot waive the exercise limitation if conversion of the 32E Warrant would result in 32E having beneficial ownership of greater than 9.9% of the total issued and outstanding shares of common stock.

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

Other Financing Notes

On January 10, 2020, the Company entered into a 5% Promissory Note Agreement with Equity Trust Company on behalf of Rawleigh Ralls (“Ralls”)(“Ralls Financing”) for an aggregate principal amount of $267,000 (the “Ralls Note”), pursuant to which Ralls purchased the Ralls Note from the Company for $250,000 and an original issue discount of $17,000, and the Company issued to Ralls a warrant (the “Ralls Warrant”) to purchase 125,000 shares of the Company’s common stock valued at $86,725 estimated using the Black-Scholes option-valuation model. The proceeds from the Ralls Note will be used for general working capital needs of the Company. The Company will also issue 33,000 incentive shares to Ralls valued at $79,860 based on the closing stock price on January 10, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the Ralls Note is July 10, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA. Under the terms of the Amendment, the parties amended the terms of the January 10, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to January 10, 2021, (ii) the Original Issuer Discount (“OID”) shall be increased to $34,000, (iii) the Lender shall be issued 33,000 Additional Incentive Shares and (iv) the Company shall prepare and file with the United States Securities and Exchange Commission a registration statement on Form S-1 within 30 days of the Effective Date of the Amendment, that registers a total of 191,000 shares of Common Stock, which such amount of shares is the sum of 125,000 Warrant Shares, the 33,000 Incentive Shares, and 33,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 33,000 Additional Incentive Shares valued at $124,740. On October 12, 2020, the Company issued 125,000 shares of common stock to Ralls, valued at $250,000, related to the exercise of the Ralls Warrant.

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”)(“Solit Financing”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000 and an original issue discount of $7,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock valued at $31,755 estimated using the Black-Scholes option-valuation model. The proceeds from the Solit Note will be used for general working capital needs of the Company. The Company will also issue 13,000 incentive shares to the Solits valued at $30,420 based on the closing stock price on January 15, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the Solit Note is July 15, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Paul J. Solit and Julie B. Solit. Under the terms of the Amendment, the parties amended the terms of the January 15, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to December 15, 2020, (ii) the Original Issuer Discount (“OID”) shall be increased to $14,000 and (iii) the Lender shall be issued 13,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 13,000 Additional Incentive Shares valued at $49,140.

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”)(“O’Leary Financing”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000 and an original issue discount of $3,500, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock valued at $16,797 estimated using the Black-Scholes option-valuation model. The proceeds from the O’Leary Note will be used for general working capital needs of the Company. The Company will also issue 6,500 incentive shares to O’Leary valued at $15,535 based on the closing stock price on January 17, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The maturity date of the O’Leary Note is July 17, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Richard O’Leary. Under the terms of the Amendment, the parties amended the terms of the January 17, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to January 17, 2021, (ii) the Original Issuer Discount (“OID”) shall be increased to $7,000, (iii) the Lender shall be issued 6,500 Additional Incentive Shares and (iv) the expiration date of the Warrant shall be extended to June 30, 2021. On July 14, 2020, the Company issued the 6,500 Additional Incentive Shares valued at $24,570.

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

On April 7, 2020, the Company (the “Borrower”) entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company is to issue the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share. On October 7, 2020, the Borrower and Investor entered into a Forbearance Agreement (the “Agreement”) against the Note issued by the Borrower to the Holder dated April 7, 2020. Under the terms of the Agreement, the Borrower has requested and the Holder has agreed to temporarily forebear, until the earlier of (i) December 9, 2020 or (ii) at such time as a default shall occur under and pursuant to the Purchase Agreement, the Note or the Agreement, from exercising its right to convert amounts due under the Note into Common Stock of the Borrower, in exchange for a one time cash payment forbearance fee equal to $12,500.00 paid upon execution of the Agreement.

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

Greentree Financing

On January 23, 2020, the Company entered into a financing transaction (the “Greentree Financing”) by executing a loan agreement (the “Greentree Loan Agreement”) with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree purchased a $1,100,000 10% Convertible Promissory Note (the “Greentree Note”) from the Company, and the Company issued to Greentree a warrant (the “Greentree Warrant”) to purchase 550,000 shares of the Company’s common stock. The $1,100,000 in proceeds from the Greentree Note will be used for general working capital needs of the Company and for the repayment of debt. On January 24, 2020, the Company used $588,366 of the proceeds from the Greentree Note to pay off in full the Labrys Note.

On January 29, 2020, the Company and the Greentree entered into an Amendment Agreement, amending the Greentree Loan Agreement, the Greentree Note, and the Greentree Warrant to: (i) correct the effective date set forth in the Greentree Loan Agreement, Greentree Note, and Greentree Warrant to January 23, 2020, (ii) clarify the terms of the registration right provision in the Greentree Loan Agreement, and (iii) to ensure that the total number of shares of common stock issued pursuant to the Greentree Loan Agreement, the Greentree Note, and/or the Greentree Warrant, each as amended, does not exceed 17.99% of the Company’s issued and outstanding common stock as of January 23, 2020. The Amendment Agreement also contains a liquated damages provision which requires the Company to pay Greentree an amount in cash equal to $2.50 per share for any amount of shares that Greentree would have received pursuant to the Greentree Loan Agreement, the Greentree Note, and/or the Greentree Warrant, but does not so receive such shares as a result of the 17.99% cap described above.

Greentree Loan Agreement

Upon execution of the Greentree Loan Agreement, the Company issued to Greentree 100,000 shares of common stock (the “Greentree Origination Shares”) as an origination fee, plus an additional 60,000 shares of common stock as consideration for advisory services.

Pursuant to the Greentree Loan Agreement, the Company agreed to pay certain costs of Greentree, including $15,000 for Greentree’s legal fees and transfer agent fees resulting from conversion of the Note. The Greentree Loan Agreement also contains representations and warranties by the Company and Greentree, which the Company believes are customary for transactions of this type. Furthermore, the Company is subject to certain negative covenants under the Greentree Loan Agreement, which the Company also believes are also customary for transactions of this type.

The Greentree Loan Agreement, as amended, also contains a registration rights provision, pursuant to which the Company is required to prepare and file a registration statement with the SEC under the Securities Act of 1933, as amended, registering a total of 1,200,000 shares of common stock issued to Greentree pursuant to the Greentree Loan Agreement, Greentree Note and Greentree Warrant. The Company will be required to have such registration statement filed within 30 days of the effective date of the Greentree Loan Agreement (which, as amended, is January 23, 2020) and declared effective by the SEC within 105 calendar days following the effective date of the Greentree Loan Agreement. If the Company fails to file or have declared effective the registration statement within the timeframe set forth in the Greentree Loan Agreement, or certain other events occur as set forth in the Greentree Loan Agreement, the Company is obligated to pay Greentree an amount of liquidated damages equal to $35,000 per month until such failure is cured. As of the date of this filing, the Company has failed to have its Registration Statement deemed Effective. In addition to the registration rights granted to Greentree, the Greentree Loan Agreement contains a “true up” provision, which requires the Company to issue Greentree additional shares of common stock during the period beginning on the effective date of the registration statement until the 90th day after the effective date of the registration statement, if the average of the 15 lowest daily closing prices of the Company’s common stock is less than $2.00.

Greentree Note

Pursuant to the Greentree Loan Agreement, the Company agreed to issue and sell to Greentree the Greentree Note, in the principal amount of $1,100,000. The Greentree Note, as amended, is due and payable October 23, 2020, and is convertible at any time at a price of $2.00 per share, subject to certain adjustments to the conversion price set forth in the Greentree Note. The Greentree Note reiterates the registration rights set forth in the Greentree Loan Agreement and the Greentree Warrant. There is no prepayment penalty on the Greentree Note. If the Greentree Note is not prepaid by the 90th day after the effective date of the Registration Statement, the Greentree is required to convert the entire amount of principal and interest outstanding on the Greentree Note at that time, at a price of $2.00 per share, unless an event of default (as such events are described in the Greentree Note) under the Greentree Note has occurred, in which case the Greentree Note would be mandatorily converted at a price equal to 50% of the lowest trading price of the common stock for the last 10 trading days immediately prior to, but not including, the date that the Greentree Note mandatorily converts. The Greentree Note also contains a conversion limitation provision, which prohibits Greentree from converting the Greentree Note in an amount that would result in the beneficial ownership of greater than 4.9% of the total issued and outstanding shares of common stock, provided that (i) such conversion limitation may be waived by Greentree with 61 days prior notice, and (ii) Greentree cannot waive the conversion limitation if conversion of the Greentree Note would result in Greentree having beneficial ownership of greater than 9.9% of the total issued and outstanding shares of common stock. On July 23, 2020, the Company issued 320,000 shares of common stock to Greentree Financial Group, Inc. to satisfy $360,000 principal and $131,889 interest and fees against a note issued on January 23, 2020. On August 4, 2020, the Company issued 370,000 shares of common stock to Greentree Financial Group, Inc.in satisfaction of $740,000 principal against a note issued on January 23, 2020. As of the date of this filing, the Greentree Note is paid in full.

Greentree Warrant

Pursuant to the Greentree Loan Agreement, the Company also issued Greentree a warrant to purchase 550,000 shares of common stock at an exercise price of $2.00 per share, subject to certain adjustments to the exercise price set forth in the Greentree Warrant. The Greentree Warrant, as amended, expires on January 23, 2023. If the closing price per share of the common stock reported on the day immediately preceding an exercise of the Greentree Warrant is greater than $2.00 per share, the Greentree Warrant may be exercised cashlessly, based on a cashless exercise formula. The Greentree Warrant reiterates the registration rights set forth in the Greentree Loan Agreement and the Greentree Note. The Greentree Warrant also contains a repurchase provision, which at any time after the Company’s registration statement is effective and the Company’s common stock has traded at a price over $3.00 share for 20 consecutive days, gives the Company a 30-day option to repurchase any unexercised portion of the Greentree Warrant at a price of $1.00 per share.

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

Results of Operations

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period over Period Change
	2020	2019	$	%
Revenues, net	$4,251,147	$3,532,645	$718,502	20.34%
Cost of revenues	2,668,864	2,544,058	124,806	4.91%
Gross profit	1,582,283	988,587	593,696	60.06%

Operating expenses:
Selling, general and administrative	3,474,844	3,296,323	178,521	5.42%
Operating loss	(1,892,561)	(2,307,736)	415,175	-17.99%

Other (expense) income:
Rental income	25,704	25,704	-	0.00%
Interest expense	(1,004,626)	(349,172)	(655,454)	187.72%
Total expense	(978,922)	(323,468)	(655,454)	202.63%
Loss before income taxes	(2,871,483)	(2,631,204)	(240,279)	9.13%
Income tax expense	-	-	-	0.00%
Net loss	(2,871,483)	(2,631,204)	(240,279)	9.13%
Net loss attributable to noncontrolling interests	(37,439)	(49,103)	11,664	-23.75%
Net loss attributable to Vinco Ventures, Inc.	$(2,834,044)	$(2,582,101)	$(251,943)	9.76%

Revenue

For the three months ended September 30, 2020, revenues increased by $718,502 or 20.34%, as compared to the three months ended September 30, 2019. The increase was primarily attributable to the increases in the Company’s revenue through its Ferguson Containers subsidiary and Cloud B branded products compared to the prior year.

Cost of Revenues

For the three months ended September 30, 2020, cost of revenues increased by $124,806 or 4.91%, as compared to the three months ended September 30, 2019. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the three months ended September 30, 2020, gross profit increased by $593,696, or 60.06%, as compared to the three months ended September 30, 2019. The increase was primarily a result of the increase in revenues. For the three months ended September 30, 2020, gross profit percentage increased to 37.2%, as compared to 28.0% for the three months ended September 30, 2019. The increase in gross margin was due to the increase in the Ferguson Containers business and fixed costs included in cost of goods sold that did not increase with the revenue increase. In addition, the Company had favorable product mix of goods sold to customers related to increased sales in our higher margin Cloud B branded business.

Operating Expenses

Selling, general and administrative expenses were $3,474,828 and $3,296,323 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $178,521, or 5.42%. The largest increases included an increase of stock-based compensation of approximately $1,008,000 and approximately $329,000 selling expense offset by wages and benefits of approximately $318,000, general expense of approximately $244,000, investor relations of approximately $157,000, legal of approximately $155,000, professional fees of approximately $222,000, and travel of approximately $96,000.

Rental Income

Rental income was $25,704 for both the three months ended September 30, 2020 and 2019.

Interest expense

Interest expense was $1,004,626 for the three months ended September 30, 2020 versus $349,172 in the previous three months ended September 30, 2019. The increase in interest expense was related to increased borrowings of debt during 2020.

Income tax expense

There was no income tax expense for the three months ended September 30, 2020 and September 30, 2019.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period over Period Change
	2020	2019	$	%
Revenues, net	$14,798,283	$15,239,434	$(441,151)	-2.89%
Cost of revenues	9,977,060	10,413,868	(436,808)	-4.19%
Gross profit	4,821,223	4,825,566	(4,343)	-0.09%

Operating expenses:
Selling, general and administrative	10,438,487	9,738,107	700,380	7.19%
Operating loss	(5,617,264)	(4,912,541)	(704,723)	14.35%

Other (expense) income:
Rental income	77,111	77,111	-	0.00%
Other income	4,911,760	-	4,911,760	100.00%
Interest expense	(2,575,737)	(875,036)	(1,700,701)	194.36%
Total other expense	2,413,134	(797,925)	3,211,059	-402.43%
Loss before income taxes	(3,204,130)	(5,710,466)	2,506,336	-43.89%
Income tax expense	-	74,200	(74,200)	-100.00%
Net loss	(3,204,130)	(5,784,666)	2,580,536	-44.61%
Net income attributable to noncontrolling interests	(15,198)	(31,858)	16,660	-52.29%
Net loss attributable to Vinco Ventures, Inc.	$(3,188,932)	$(5,752,808)	$2,563,876	-44.57%

Revenue

For the nine months ended September 30, 2020, revenues decreased by $441,151 or 2.89%, as compared to the nine months ended September 30, 2019. The decrease was primarily the result of lower revenues from our amusement park business offset by increases in our Edison Medical business.

Cost of Revenues

For the nine months ended September 30, 2020, cost of revenues decreased by $436,808 or 4.19%, as compared to the nine months ended September 30, 2019. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the nine months ended September 30, 2020, gross profit decreased by $4,343, or 0.09%, as compared to the nine months ended September 30, 2019. The decrease was primarily a result of the decrease in revenues. For the nine months ended September 30, 2020, gross profit percentage increased to 32.6%, as compared to 31.7% for the nine months ended September 30, 2019. The increase in gross margin was due to the increase in the Ferguson Containers business and fixed costs included in cost of goods sold that did not increase with the revenue increase.

Operating Expenses

Selling, general and administrative expenses were $10,438,487 and $9,738,107 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $700,380, or 7.19%. The largest increases included an increase of stock-based compensation of approximately $1,900,00 and approximately $900,000 selling expense offset by wages and benefits of approximately $143,000, general expenses of approximately $233,000, investor relations of approximately $209,000, legal of approximately $128,000, professional fees of approximately $950,000 and travel of approximately $214,000.

Rental Income

Rental income was $77,111 for both the nine months ended September 30, 2020 and 2019.

Interest expense

Interest expense was $2,575,737, an increase of 194.36%, for the nine months ended September 30, 2020 versus $875,036 in the previous nine months ended September 30, 2019. The increase in interest expense was related to increased borrowings of debt during 2020.

Income tax expense

Income tax expense was $0 for the nine months ended September 30, 2020, a decrease of $74,200 or 100.0%, compared to $74,200 for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in income from our foreign operations as well as net operating losses for our domestic operations.

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

For the three and nine months ended September 30, 2020 and 2019, EBITDA and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(2,871,483)	$(2,631,204)	$(3,204,130)	$(5,784,666)

Interest expense, net	1,004,624	349,172	2,575,735	875,036
Income tax expense	-	-	-	74,200
Depreciation and amortization	326,437	318,449	938,843	952,019
EBITDA	(1,540,422)	(1,963,583)	310,448	(3,883,411)
Stock-based compensation	1,176,595	168,097	2,765,022	876,585
Restructuring and severance costs	168,074	153,182	599,219	324,164
Transaction and acquisition costs	-	224,370	82,736	447,908
Other non-recurring costs	13,109	100,772	53,969	724,137
Gain on divestiture	-	-	(4,911,760)	-
Adjusted EBITDA	$(182,644)	$(1,317,162)	$(1,100,366)	$(1,510,617)

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

Liquidity and Capital Resources

For the nine months ended September 30, 2020, our operations lost $5,617,264, of which approximately $3,703,865 was non-cash and approximately $544,741 was related to transaction costs and restructuring charges for payroll and rents.

At September 30, 2020, we had total current assets of $6,723,083 and current liabilities of $10,115,092 resulting in negative working capital of $3,392,009, of which $1,214,698 was related party notes payable and $219,396 was accrued related party interest expense. At September 30, 2020, we had total assets of $24,405,755 and total liabilities of $13,780,773 resulting in stockholders’ equity of $10,624,982.

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

The Company’s operating loss for the three and nine months ended September 30, 2020 included $3,703,865 and related to depreciation, amortization and stock-based compensation, respectively. In addition, approximately $554,741 was related to transaction costs, restructuring charges and other non-recurring and redundant costs which are being removed or reduced.

Management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

●	Subsequent to September 30, 2020, the Company received $125,000 through a receivables financing agreement;

●	Raise further capital through the sale of additional equity of between $5 to $10 million;

●	Borrow money under debt securities;

●	The deferral of payments to related party debt holders for both principal of $2,667,513 and related interest expense of $219,396;

●	Cost saving initiatives related to synergies and the elimination of redundant costs of approximately $1,500,000, of which approximately $168,000 impacted the three months ended September 30, 2020;

●	Possible sale of certain brands to other customers or manufacturers;

●	Edison Nation Medical’s procurement of Personal Protective Equipment (“PPE”) and hand sanitizers and the subsequent sale of PPE items and hand sanitizers to governmental agencies, educational facilities, medical facilities and distributors;

●	Entry into joint ventures or total/partial acquisitions of operational entities to expand the sale of PPE and proprietary hand sanitizer through Edison Nation Medical; and

●	Additional headcount reductions.

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

Cash Flows

During the nine months ended September 30, 2020 and 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $3,311,310, which included a net loss of $3,204,130. The net loss included $1,140,875 of cash used by changes in operating assets and liabilities which was offset by stock-based compensation of $2,765,022 and amortization of debt issuance costs of $2,015,422. Net cash used in operating activities for the nine months ended September 30, 2019 was $2,298,186, which included a net loss of $5,784,666. That net loss included $782,561 of cash provided by changes in operating assets and liabilities, which were offset by stock-based compensation of $876,585, depreciation and amortization of $952,019, amortization of debt issuance costs of $658,126 and amortization of right of use assets of $217,189.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $193,429 which related to the purchase of property and equipment of $193,429. Cash used in investing activities for the nine months ended September 30, 2019 was $113,612 which related to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $3,476,624 which related to borrowings under lines of credit, convertible notes payable and notes payable. Cash provided by financing activities for the nine months ended September 30, 2019 was $1,573,370 which related mostly to net cash received borrowings under new debt instruments offset by repayments.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020, we determined that, there were control deficiencies existing that constituted a material weakness.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the COSO framework. Management, with the participation of our principal executive officer, has concluded that as of September 30, 20120, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

On April 14, 2020, Oceanside Traders, LLC (“Plaintiff”) filed a complaint against Cloud B, Inc. and Edison Nation, Inc. (together the “Defendants”) with the Superior Court of Ocean County, New Jersey alleging a breach of contract in that the Defendants failed to pay Plaintiff for goods sold in the amount of $141,007 plus $138,180 for overpayments and $279,187 for lost profits for a total of $443,383. A default judgment was entered against Edison Nation in the case in the amount of $284,248.91. The same day the default judgment was entered, the Company filed a motion to vacate on the grounds that Edison Nation was not properly served with the complaint. The court granted Edison Nation, Inc.’s motion to vacate the judgment. On November 9, 2020, Plaintiff filed an amended complaint against Edison Nation, Inc. et al.

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

On October 27, 2020, Gerald Whitt, Alexander Whitt, Matthew Whitt, Christopher Whitt, Deborah Milam and David Knecht, individually and in their personal capacities, and derivatively on behalf of Cloud B, Inc. (together the “Plaintiffs”) filed a claim against the Company, CBAV1, LLC, SRM Idea Lab, Inc., Christopher B. Ferguson, Linda Suh, Jeff Johnson, Richard Brenner, Phillip McFillin, Kevin Ferguson, Brett Vroman and Does 1-100 (together the “Defendants”) and Cloud B, Inc., as a nominal defendant, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy requesting judgment in excess of $8,000,000 for compensatory damages. punitive damages and attorneys’ fees.

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

Issuance of common stock – Nine months ended September 30, 2020

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

On July 8, 2020, the Company issued 25,000 shares of common stock valued at $61,000 to a Consultant for consulting services.

On July 14, 2020, the Company issued 6,500 shares of common stock valued at $24,570 as Additional Incentive shares in connection with the O’Leary financing.

On July 14, 2020, the Company issued 33,000 shares of common stock valued at $124,740 as Additional Incentive shares in connection with the Ralls financing.

On July 14, 2020, the Company issued 13,000 shares of common stock valued at $49,140 as Additional Incentive shares in connection with the Solit financing.

On July 23, 2020, the Company issued 320,000 shares of common stock valued at $1,158,400 to Greentree Financial Group, Inc. to satisfy $360,000 principal and $131,889 interest and fees against a note issued on January 23, 2020.

On August 3, 2020, the Company issued 14,266 shares of common stock valued at $56,065 to Jefferson Street Capital, LLC as origination shares in connection with the Jefferson financing.

On August 3, 2020, the Company issued 30,000 shares of common stock valued at $110,400 to a Consultant for consulting services.

On August 4, 2020, the Company issued 20,000 shares of common stock valued at $75,400 to a Consultant for consulting services.

On August 4, 2020, the Company issued 370,000 shares of common stock valued at $1,394,900 to Greentree Financial Group, Inc. in satisfaction of $740,000 principal against a note issued on January 23, 2020.

On August 19, 2020, the Company issued 990,000 shares of common stock valued at $3,168,000 to the members of Edison Nation Holdings, LLC (“EN”) in exchange for the redemption of certain non-voting membership interests of EN as per the terms of the transaction dated September 4, 2018, resulting in the Company owning 100% of EN.

On September 2, 2020, the Company issued 30,000 shares of common stock valued at $61,500 to a Consultant for advisory services.

On October 12, 2020, the Company issued 125,000 shares of common stock to Ralls, valued at $250,000, related to the exercise of the Common Stock Purchase Warrant dated January 10, 2020.

On November 19, 2020, the Company issued 40,000 shares of common stock valued at $59,600 to a note holder for conversion of a restricted stock unit into shares of common stock.

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

On September 2, 2020, the Company issued 25,000 shares of common stock valued at $61,000 to a Consultant for advisory services.

On September 2, 2020, the Company issued 15,000 shares of common stock valued at $32,400 to a Consultant for advisory services.

On September 29, 2020, the Company issued 50,000 shares of common stock valued at $106,500 to Louis Foreman, a director of the Company, in exchange for a Restricted Stock Unit.

On September 29, 2020, the Company issued 50,000 shares of common stock valued at $106,500 to Kevin O’Donnell, a director of the Company, in exchange for a Restricted Stock Unit.

On September 29, 2020, the Company issued 50,000 shares of common stock valued at $106,500 to Frank Jennings, a director of the Company, in exchange for a Restricted Stock Unit.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Articles of Merger between Edison Nation, Inc. and Vinco Ventures, Inc. dated November 11, 2020	8-K	2.1	November 12, 2020
3.1	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.3	March 26, 2020
3.2	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	October 16, 2020
10.1	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.2	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.3	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.4	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.5	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.6	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.7	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.8	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.9	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.10	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.11	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.12	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.13	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.14	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.15	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.16	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.17	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.18	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.19	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.20	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.21	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.22	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.23	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.24	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.25	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.26	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, dated May 7, 2020	10-K	10.50	May 29, 2020
10.27	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, dated May 15, 2020	10-K	10.51	May 29, 2020
10.28	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.29	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.30	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020	10-Q	10.30	August 18, 2020
10.31	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020	10-Q	10.31	August 18, 2020
10.32	Amendment to Memorandum of Understanding dated August 6, 2020	10-Q	10.32	August 18, 2020
10.33	Forbearance Agreement between the Company and Jefferson Street Capital, LLC dated October 7, 2020				*
10.34	Asset Purchase Agreement between Honey Badger Media, LLC and Honey Badger, LLC dated November 10, 2020	8-K	10.1	November 12, 2020
10.35	Platform License Agreement between Honey Badger Media, LLC and Honey Badger Media, LLC dated November 10, 2020	8-K	10.2	November 12, 2020
10.36	Inventory Management Agreement between Edison Nation, LLC and Forever 8 Fund, LLC dated November 17, 2020				*
21.1	Articles of Incorporation of Vinco Ventures, Inc. filed with the State of Nevada	8-K	21.1	November 12, 2020
21.2	Articles of Formation of Honey Badger Media, LLC filed with the State of Nevada	8-K	21.1	November 12, 2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2020

VINCO VENTURES, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

