Form 10-K
period 2020-12-31
Vinco Ventures, Inc.
filed 2021-04-15
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(866) 900-0992

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

[  ] Yes [X] No

The aggregate market value on June 30, 2020 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $7,734,303. The registrant does not have non-voting common stock outstanding.

As of April 15, 2021, there were 27,434,336 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VINCO VENTURES, INC.

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

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, the terms “Vinco Ventures” “we,” “us,” “our,” the “Company” and similar terms refer to Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., and all of our subsidiaries and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the period ended December 31, 2020 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

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

PART I

ITEM 1. BUSINESS

Vinco Ventures: End-to-end product innovation, development, and commercialization

Our Company was incorporated on July 18, 2017 in the State of Nevada under the name of Idea Lab X Products, Inc, On September 12, 2017, we filed an Amendment to our Articles of Incorporation changing the name to Xspand Products Lab, Inc., and then on September 7, 2018 we filed an Amendment to our Articles of Incorporation changing the name to Edison Nation, Inc. On November 5, 2020, the Company (the “Parent”) and its wholly owned subsidiary, Vinco Ventures, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”). Under the terms of the Agreement, the Merger Sub merged with and into the Parent and the Parent became the surviving corporation of the Merger (the “Surviving Corporation”). The name of the Surviving Corporation became Vinco Ventures, Inc. The transaction closed on November 10, 2020.

Vinco Ventures, Inc. seeks to be involved with every step of the consumer product life cycle – from ideation, to research and development, manufacturing, sales, packaging and fulfillment. The Company also seeks to raise awareness of the Vinco Ventures brand name as a diversified consumer products business through a number of media channels.

The first stage of development for any consumer product is the impetus to turn an idea into a salable commodity. Considered to be the “go-to” resource for independent innovators with great consumer product invention ideas, Vinco Ventures through its Edison Nation web portal maintains a consumer-facing online presence whereby innovators can submit ideas for consideration by us. If an idea is successfully chosen, Vinco Ventures will apply its proprietary, web-enabled new product development (“NPD”) and commercialization platform that can take a product from idea through final e-commerce sale. Vinco Ventures presently engages with over 180,000 registered online innovators and entrepreneurs interested in accessing the Company’s NPD platform to bring innovative, new products to market focusing on high-interest, high-velocity consumer categories. The Company generates revenue from its web presence by charging a fee for each idea submission, and also through subscription-based plans for innovators that wish to submit high volumes of ideas.

Since its inception, the Edison Nation web portal has received over 200,000 idea submissions, with products selling in excess of $250 million at retail through the management of over 300 client product campaigns with distribution across diverse channels including e-commerce, mass merchandisers, specialty product chains, entertainment venues, national drug chains, and tele-shopping. These clients include many of the largest manufacturers and retailers in the world including Amazon, Bed Bath and Beyond, HSN, Rite Aid, P&G, and Black & Decker. The Company generates revenue from licensing agreements with such manufacturers and retailers. Such agreements are entered into when innovators submit their ideas through Vinco Ventures’ web portal. Occasionally, the Company also generates revenue from innovators that wish to use the Company’s product development resources, but license or distribute products themselves.

Vinco Ventures has a number of internally developed brands (“EN Brands”) which act as a launchpad for new innovative items that have matriculated through the innovation portal. These EN Brands include Cloud B, Pirasta, Uber Mom, Lily and Grey, Trillion Trees, and Barkley Lane. Additionally, the Company offers a partnership model for entrepreneurs and businesses that are seeking to elevate their existing brands. Recent partnerships for Vinco Ventures include 4Keeps Roses and Mother K. Within the partnership model, the Company seeks to identify new lines of distribution and provide innovation through development of new item that enhance the brands overall image and consumer adoption.

Once most consumer products are ideated, developed, manufactured, and possibly even licensed, they must be packaged and distributed. Currently, we maintain a logistics center in Clearwater, Florida. The Company generates revenue from the sale of custom packaging for many of the products that have run through our NPD or in-house product development process. The Company also sells packaging products to a number of other entities that are not related to the Company’s product development process, including pharmaceutical and e-commerce companies. For packaging products, the Company does not have long-term agreements with customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers.

Once a product is ready for distribution, consumer awareness must be raised in order to sell the product. Accordingly, the Company has begun to pursue a media strategy. First, the Company is seeking to re-release episodes of the ‘Everyday Edisons’ television program, while simultaneously seeking a distribution partner for forthcoming episodes. The Company intends to generate revenue from the Everyday Edisons brand by entering into a contract with a broadcast network or online streaming service. The Company is seeking to expand its web presence by acquiring or creating other innovator-facing internet media properties. The Company intends to generate revenue from such internet media through the display of paid advertisements on its properties.

Market Strategy

The process for developing and launching consumer products has changed significantly in recent years. Previously, Fortune 500 and other companies maintained multimillion-dollar research and development divisions to develop and launch products to be sold primarily on retail shelves and supported by large television and print advertising investment. The emergence of e-commerce giants, including Amazon.com, has caused retail shelf space to no longer be a requirement to launch a new product. Crowdfunding sites like Kickstarter enable solo entrepreneurs to inexpensively produce an advertising video and quickly introduce a new product to millions of potential customers, and to quickly gain those customers for a low cost of acquisition relative to the cost and time required in prior years as expensive traditional advertising investment is no longer required to gain market awareness. For example, according to Statista.com, crowdfunded sales of products will exceed $18.9 billion in 2021. The consumer shift away from brick and mortar retailers toward e-commerce has resulted in the bankruptcy or downsizing of many iconic retailers which sold toys, including Toys R Us, Sears, Kmart, and K-B Toys, with the resultant loss in shelf space and available locations helping to drive our market opportunity. By utilizing the opportunities to market products over the internet, rather than through traditional, commercial channels, we believe we can reach a much broader market for our brands and products.

Leveraging Evolving Market Opportunities for Growth

The Company believes that its anticipated growth will be driven by six macroeconomic factors:

●	The significant growth of ecommerce (Up 32.4% in 2020 versus 2019 (eMarketer 2020));

●	The increasing velocity of “brick and mortar” retail closures;

●	Product innovation and immediate delivery gratification driving consumer desire for next-generation products with distinctive sets of features and benefits without a reliance on brand awareness and familiarity;

●	The marriage of media-based entertainment and consumer goods

●	The rapid adoption of crowdsourcing to expedite successful new product launches; and

●	The opportunity to market products over the internet and television, rather than through traditional, commercial channels, to reach a much broader, higher qualified target market for brands, and products.

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

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. The Company made the decision to divest the amusement park business due to the slow re-openings of amusement parks around the world and the investment that would have been needed to remain open and the investment required to relaunch as the amusement parks begin to get back to full capacity. Please see Note 18 — Discontinued Operations for further information.

One Company Initiative

During 2020, the Company had three distinct business units, which allows the Company to focus on growing sales and leveraging operations. The units consist of:

● Innovate. The Vinco Ventures New Product Development (“NPD”) platform helps inventors go from idea to reality. This is accomplished by optimizing the Company’s new product election process through deeper analytics to predict success on platforms like crowdfunding and web marketplaces like Amazon. The Company drives brand awareness of the platform by producing content for inventors and innovators on media platforms including our own Everyday Edison’s television show.

● Build and Launch. Distributed by geography, industry skillset and expertise in the development process to ensure efficient product build and launch our teams of product designers and developers take the product from the concept to the consumers’ hand. The bulk of the Company’s operations are part of this business unit, and the Company will continue to develop this unit to meet the needs of our product launch schedule.

● Sell. Our omni-channel sales effort is divided into three groups: (1) business-to-business revenue opportunities including traditional brick and mortar retailers, (2) online marketplaces and direct-to-consumer revenue opportunities, and (3) our NiTRO Team (Near Term Revenue Opportunities). NiTRO, identifies brands and products lines that would benefit from being part of Vinco Ventures.

In November 2020, in connection with the name change and startup of Honey Badger, the Company set a path for new key fundamentals in their strategy. Vinco Ventures, Inc. plans to leverage the new market opportunity by utilizing their B.I.G. Strategy: Buy. Innovate. Grow.

● Buy. Acquisitions is our model. We will seek to acquire significant brands to continue to add to the Portfolio.

● Innovate. – Leverage the internal traffic platforms of Honey Badger, our brands are able to quickly innovate and determine the highest conversion traffic and target accordingly. Once identified, we scale while maintaining conversions for success.

● Grow. More targeted traffic equals more conversions. With our internal engines, we are able to expedite growth of our acquired brands to reach their target numbers quicker.

Innovate: The Vinco Ventures New Product Development & Commercialization Platform

New product ideas have little value without the ability and skill required to commercialize them. The considerable investment and executional “know how” needed to initiate a process - from idea to product distribution - has always been a challenge for the individual innovator. Vinco Ventures’ web presence is designed to take advantage of online marketplace and crowdfunding momentum for our future growth mitigating new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed. To that end, Vinco Ventures empowers and enables innovators and entrepreneurs to develop and launch products, gain consumer adoption and achieve commercial scale efficiently at little to no cost.

The cornerstone of Vinco Ventures’ competitive advantage is its NPD platform, which is designed to optimize product licensing and commercialization through best-in-class digital technologies, sourcing / manufacturing expertise and one of the largest sets of go-to-market solutions. The NPD platform can take a product from idea through ecommerce final sale in a matter of months versus a year or more for capital intensive and inefficient new product development protocols traditionally used by legacy manufacturers serving “big box” retailers.

Product Submission Aggregation

Interested innovators enter the Vinco Ventures web site to register for a free account by providing their name and email address. The member then creates a username and password to use on the site. Once registered, the member is provided with their own unique, password protected dashboard by which they can begin submitting ideas and join online member forums to learn about industry trends, common questions, engage in member chats, and stay informed of the latest happenings at Vinco Ventures. They can also track the review progress of ideas they submit through their dashboard.

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

Although the platform might not have an active search that matches the innovator’s idea, the Vinco Ventures licensing team hosts an ongoing search for new consumer product ideas in all categories.

“Insider Membership” is Vinco Ventures’ premium level of membership. Members that are insiders (“Insiders”) receive feedback on all their ideas submitted and gain access to online features that aren’t available to registered members. In addition, Insiders pay $20 for each idea submitted (20% discount vs. a registered member), can opt-in ideas for free, as well as receive other benefits. An annual membership costs $99, or $9.25 / month automatically debited from a credit card each month. Also included online is feedback to the innovator on the status of each stage of the process and notification when ideas are not selected to move forward during any stage in the review process.

Insiders also have access to the Insider Licensing Program (the “ILP”). The primary benefit of the ILP is having the Vinco Ventures licensing team working directly on an innovator’s behalf to help secure a licensing agreement with one of the company’s manufacturing partners. If an idea is selected for commercialization by a retail partner, Vinco Ventures will invest in any necessary patent applications, filings and maintenance. The innovator’s name is included on any patent or patent application that Vinco Ventures files on the member’s behalf after the idea has been selected.

In addition to the above member programs, Vinco Ventures ASOTV (“As Seen on TV”) Team hosts a search for new products suitable for marketing via DRTV (“Direct Response TV”) and subsequent distribution in national retail chains including mass merchandisers, specialty retail, drug chains and department stores.

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

The time required to review ideas depends upon different variables, such as: the number of searches concurrently running on Vinco Ventures platform, idea volume and complexity of the search, how many presentation dates to licensees are pending, the date an idea is submitted.

Presentation dates to potential licensees are usually set a few weeks following the close of the search. After the presentation has been given to a licensing / retail partner, the partner has 45 days to 6 months to select ideas on which they will move forward.

The ILP incorporates a four-stage process:

●	Stage #1 — Preliminary Review: The licensing team performs a preliminary review to ensure an invention meets the program criteria. Factors that might stall an idea from moving forward include: an invention is cost-prohibitive, has engineering challenges, and/or major players in the marketplace have already launched products like it. If none of these apply, an idea will be approved and move on to the preparation phase.
●	Stage #2 — Preparation: The licensing team performs a best partner review. Vinco Ventures’ retail and manufacturing contacts are assessed, and the team begins to plan which licensors would be the best fit for an idea. A gap analysis and visits the store shelves are executed to gain greater understanding of marketplace potential.
●	Stage #3 — Pitching: At this phase, an idea can become a “Finalist.” The licensing team begins to proactively pitch an idea to potential licensees using a proprietary presentation system. When a company expresses interest, the team proceeds into term sheets and negotiations while staying in constant contact with the prospect until the best possible deal is struck for the innovator.
●	Stage #4 — Outcome: In the end, the market decides what products will be successful. There are no guarantees. If for some reason Vinco Ventures is not successful in finding a licensing partner, a complete debrief is given to the Insider.

Due to the public nature of licensing, Vinco Ventures only accepts ideas from Insiders that are patented or patent-pending. A valid provisional patent application is required. The cost of submitting an idea to the ILP is $100, and a member must be an “Insider” to be considered.

The Vinco Ventures ASOTV new product development process follows a six-stage protocol appropriate for the broadcast-based sales channel. For more information regarding the ASOTV process, the Vinco Ventures NPD platform, its features and member benefits, visit https://app.edisonnation.com/faq.

Acquisition of Intellectual Property

Once an innovator’s idea is judged to be a potentially viable, commercial product and selected for potential commercialization, the Company acquires intellectual property rights from the innovator.

Once an innovator’s intellectual property is secured, the innovator’s product idea can then either be licensed to a manufacturer or retailer or developed and marketed directly by Vinco Ventures. In either case, Vinco Ventures serves as the point-of-contact with the innovator for term sheets, royalty negotiation and concluding licensing agreements. Vinco Ventures also maintains contact with the innovator to keep them engaged during product development.

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

Vinco Ventures utilizes a variety of contracted manufacturing facilities to supply a majority of its products. The Company continues to explore more efficient and expert manufacturing partners to gain greater economies of scale, potential consolidation, and cost savings on an on-going basis.

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

Sell: Paths to Market

Vinco Ventures partners with many of the biggest and most well-known online entities, consumer products companies and retailers. They use the Company’s platform as a “think engine” to develop targeted products, significantly reduce research and development expense, and expedite time to market.

Each potential licensee of an innovator’s idea publishes an exclusive page on the Vinco Ventures web site with innovation goals and timeline for their search. Appropriate new product ideas are submitted in 100% confidence with all intellectual property safely guarded.

Once the search concludes, Vinco Ventures presents each potential licensee with the best patent protected, or patentable ideas that can be selected for development.

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

Sources of Revenue

The Company aggressively pursues six sources of sales volume:

●	Our branded products sold through traditional retail channels of distribution and other channels of business to business distribution;

●	Our branded products sold through direct to consumer platforms such as the Amazon marketplace as well as portals like Walmart.com;

●	Member idea submission and ILP program fees: $25 per submission (registered members); $20 per submission (Insider members); $100 per submission (ILP members);

●	Licensing agents: We match an innovator’s intellectual property with vertical product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares; and

●	Product principals: We work with innovators directly, providing such innovators direct access to all of Vinco Ventures’ resources. Depending on case-by-case factors, innovators may receive a range of up to 35% - 50% of profits.

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

As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our traditional products. Many of our customers have been unable to sell our products in their stores due to government-mandated closures and have deferred or significantly reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in fiscal 2020 occurred in the first quarter of 2020 resulting in a significant net sales decline as compared to the first quarter of 2019.

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

As a result of the impact of COVID-19 on our financial results, and the anticipated future impact of the pandemic, we implemented cost control measures and cash management actions during 2020, including:

● Furloughing a significant portion of our employees in the first quarter of 2020;

● Implementing 20% salary reductions across our executive team and other members of upper-level management in the first and second quarter of 2020;

● Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures throughout 2020; and

● Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.

Leveraging Evolving Market Opportunities for Growth

The Company believes that its anticipated growth will be driven by five macro factors including:

●	The significant growth of ecommerce (Up 32.4% in 2020 versus 2019 (eMarketer 2020));

●	The increasing velocity of “brick and mortar” retail closures;

●	Product innovation and immediate delivery gratification driving consumer desire for next-generation products with distinctive sets of features and benefits without a reliance on brand awareness and familiarity;

●	The marriage of media-based entertainment and consumer goods;

●	The rapid adoption of crowdsourcing to expedite successful new product launches; and

●	The opportunity to market products over the internet and television, rather than through traditional, commercial channels, to reach a much broader, higher qualified target market for brands, and products.

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

Vinco Ventures’ competitive set includes other online inventor platforms (e.g., InventHelp, Quirky, Mako Design + Invent, Davison, and Invention City). Each of these companies operate different types of business models that combine different consulting, development and service fees, and royalty structures.

Vinco Ventures was originally founded by the creators of the Emmy Award winning PBS television show, Everyday Edisons. One of the original founders, Louis Freeman, is currently a member of the Vinco Ventures board of directors. The Company’s model differs significantly from others in the inventor space in that it assumes the considerable financial risk, manpower and time required to monetize a product, from concept selection through sale. A portion of the commercialized product’s net profit is shared with the inventor through a variety of forms of licensing agreements.

The Company also competes with large manufacturing companies who develop and commercialize their own products in categories in which Vinco Ventures currently participates. However, we also are increasing the Company’s “co-op-etition” footprint with companies, like Black & Decker, who not only compete in product development but also have become active “cooperative” participants on the Vinco Ventures online innovation platform.

Customers

We sell our products to a diverse network of customers. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Internationally, we sell our products directly to similar retailers and distributors.

One customer represented 7% and 14% of our revenues for 2020 and 2019, respectively.

Intellectual Property

We believe that Vinco Ventures’ intellectual property rights have significant value in the marketplace, and that in order to maintain a competitive advantage in the marketplace, that we must continue to develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

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

Employees

As of December 31, 2020, we had 17 employees, 15 of whom were full-time employees. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be in good standing.

Our History

Our Company was incorporated on July 18, 2017 in the State of Nevada under the name of Idea Lab X Products, Inc, On September 12, 2017, we filed an Amendment to our Articles of Incorporation changing the name to Xspand Products Lab, Inc., and then on September 7, 2018 we filed an Amendment to our Articles of Incorporation changing the name to Edison Nation, Inc. On November 5, 2020, the Company (the “Parent”) and its wholly owned subsidiary, Vinco Ventures, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”). Under the terms of the Agreement, the Merger Sub merged with and into the Parent and the Parent became the surviving corporation of the Merger (the “Surviving Corporation”). The name of the Surviving Corporation became Vinco Ventures, Inc. The transaction closed on November 10, 2020.

As of December 31, 2020, Vinco Ventures had six wholly-owned subsidiaries: TBD Safety, LLC (“TBD”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Vinco Ventures owns 50% of Best Party Concepts, LLC, Ed Roses, LLC and Global Clean Solutions, LLC, all of which are VIE’s. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

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

On March 11, 2020, the Company and its wholly owned subsidiary, Scalematix, LLC (together the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with HMNRTH, LLC (the “Seller”) and TCBM Holdings, LLC (the “Owner”) (together Seller and Owner the “Selling Parties”) for the purchase of certain assets in the health wellness industry and related consumer products industry. Under the terms of the Agreement, Buyer remitted $70,850 via wire transfer at Closing and issued to a representative of the Selling Parties Two Hundred Thirty-Eight Thousand Seven Hundred and Fifty (238,750) shares of restricted common stock. The shares were issued on March 16, 2020 and valued at $477,500.

On May 20, 2020, the Company entered into an Agreement and Plan of Share Exchange with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company, whereby the Company purchased 25 membership units of Global Clean Supplies, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”). The Company issued 250,000 shares of its restricted common stock, $0.001 par value per share (the “Common Stock”) to PPE, and 50,000 shares of Common Stock to Graphene, in consideration for the Purchase Units.

On September 29, 2020, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Graphene Holdings, LLC, Mercury FundingCo, LLC, Ventus Capital, LLC and Jetco Holdings, LLC (together the “Sellers”) to acquire all outstanding Membership Units (the “Units”) of TBD Safety, LLC (“TBD”). Collectively, the Sellers owned all outstanding Units of TBD. Under the terms of the Agreement, the Company issued a total of Two Million Two Hundred Ten Thousand Three Hundred Eighty-Two (2,210,382) shares of the Company’s common stock and a total of Seven Hundred Sixty-Four Thousand Six Hundred Eighteen (764,618) shares of a newly designated Preferred Stock (the “Preferred”). In addition, the Company and Sellers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in favor of the Sellers obligating the Company to register such common stock and shares of common stock to be issued upon conversion of the Preferred within 120 days after the Closing. The Sellers also had an Earn Out Consideration, which provides that at such time as the assets purchased in the Agreement achieve cumulative revenue of $10,000,000, the Sellers will earn a total of One Hundred Twenty-Five Thousand (125,000) shares of common stock. The closing of the transaction occurred on October 16, 2020. Please see Note 3 — Acquisitions and Divestitures for further information.

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. Please see Note 17 — Discontinued Operations for further information.

On January 20, 2021, we entered into an Agreement to Complete a Plan of Merger (the “Merger Agreement”) with ZASH Global Media and Entertainment Corporation (“ZASH”) and Vinco Acquisition Corporation, a subsidiary of ours formed for the sole purpose of the merger contemplated by the Merger Agreement (the Merger Sub”). The Merger Agreement contemplates a reverse triangular merger of Merger Sub with and into ZASH in a transaction intended to qualify as a tax-free reorganization under Sections 368(a)(l)(A) and 368(a)(2)(E) of the Internal Revenue Code. Under the terms of the Merger Agreement, the holders of ZASH common stock will receive shares of the Company’s common stock (the “Merger Shares”) in exchange for all of their issued and outstanding ZASH shares of common stock. ZASH will then become an indirect wholly owned subsidiary of the Company. The merger will represent a change of control transaction as upon the completion of the merger, the shareholders of ZASH will own a controlling interest in the Company. The merger and the issuance of the Merger Shares are subject to adoption and approval by the holders of a majority of the outstanding shares of the Company’s common stock.

In connection with the merger, the certificate of incorporation of the Company will be amended and restated, and the name of the Company will be changed to “ZASH Global Media and Entertainment Corporation.” The bylaws of the Company will also be amended and restated to become the equivalent of the bylaws of ZASH immediately prior to the closing under the Merger Agreement (the “Closing”). At the Closing, certain officers and directors of the Company immediately prior to the effective time of the merger will resign and the officers and directors of ZASH immediately prior to the Closing will be appointed as officers and directors of the Company and the surviving corporation in the merger, in each case until their respective successors are duly elected or appointed and qualified; provided, however that the Company shall have the right to appoint two persons to serve as members of the board of directors of the Company and ZASH will have the right to appoint three persons to serve as members of the board of directors of the Company.

On March 30, 2021, the Company, Merger Sub and ZASH entered into a First Amendment to Agreement to Complete a Plan of Merger which amended the Merger Agreement to extend the anticipated closing date of the merger to on or about May 28, 2021.

Segment Information

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”), Christopher B. Ferguson, to allocate resources and assess performance.

The Company is a vertically-integrated, end-to-end, consumer product research and development, manufacturing, sales and fulfillment company. The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, therefore we have determined we have one reportable segment consisting of multiple product offerings.

Corporate Information

Our principal executive offices are located at 1 West Broad Street, Suite 1004, Bethlehem, Pennsylvania. Our telephone number is (866) 900-0992.

Available Information

Our website, www.vincoventures.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. Investing in shares of our common stock involves risks. Before making a decision to invest in shares of our common stock, you should carefully consider the risks that are described below, in our most recent Annual Report on Form 10-K and in the other information that we file from time to time with the SEC that is incorporated by reference in this prospectus. You should also read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” on page 4 of this prospectus. The risks described in the documents incorporated by reference in this prospectus are not the only ones we face. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in shares of our common stock and the suitability of investing in our shares in light of your particular circumstances. If any of the risks contained in this Annual Report develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and/or results of operations could be materially and adversely affected, the trading price of our common stock could decline and you may lose all or part of your investment. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

We have a history of losses and we may never achieve profitability.

For the year ended December 31, 2020, our operations lost $7,902,347 of which $4,623,130 was non-cash and $1,131,975 related to restructuring, severance, transaction costs and non-recurring items. At December 31, 2020, we had total current assets of $5,342,183 and current liabilities of $11,285,663 resulting in negative working capital of $5,943,480. At December 31, 2020, we had total assets of $28,028,207 and total liabilities of $14,505,506 resulting in stockholders’ equity of $13,522,701.

For the year ended December 31, 2019, our operations lost approximately $14,196,154 of which approximately $8,064,101 was non-cash and approximately $364,320 related to restructuring, severance, transaction costs and non-recurring items. At December 31, 2019, we had total current assets of $4,955,365 and current liabilities of $12,973,319 resulting in negative working capital of $8,017,954, of which approximately $4,015,484 related to unsecured trade payables assumed in our Cloud B acquisition. In February 2019, our consolidating subsidiary, CBAV1, LLC, foreclosed on its promissory note it held that was secured by Cloud B, Inc.’s assets making any payments of the Cloud B trade payables unlikely. Subsequently in February 2020, we sold Cloud B, Inc. and the buyer assumed the liabilities in exchange for the issuance of 150,000 shares of common stock. At December 31, 2019, we had total assets of $23,609,619 and total liabilities of $16,155,187 resulting in stockholders’ equity of $7,454,432.

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

As part of our strategy, we intend to opportunistically acquire new brands and product concepts, just as we acquired TBD Safety, LLC in 2020. Although we believe that opportunities for other, future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage, or successfully integrate additional companies, brands, or product concepts without substantial costs, delays, or operational or financial problems. In the event we are able to acquire additional companies, brands, or other product concepts, the integration and operation of such acquisitions in addition to the on-going integration and operation of the Company may place significant demands on our management, which could adversely affect our ability to manage our business. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product concepts and allow us to build additional capabilities and competencies around our brands. In reviewing potential acquisitions or investments, we target brands, assets or companies that we believe offer attractive products or offerings, the ability for us to leverage our offerings, opportunities to drive our brands, competencies, or other synergies.

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

The Company has certain significant customers. For the period ended December 31, 2020, the Company’s largest customer comprised approximately 7% of net sales. The loss or material reduction of business, the lack of success of sales initiatives, or changes in customer preferences or loyalties for the Company’s products, related to any such significant customer could have a material adverse impact on the Company’s results of operations and cash flows. In addition, the Company’s major customers are volume purchasers, a few of which are much larger than the Company and have strong bargaining power with suppliers. This limits the ability to recover cost increases through higher selling prices. Furthermore, unanticipated inventory adjustments by these customers can have a negative impact on net sales.

If customers are dissatisfied with services and switch to competitive services or disconnect for other reasons such as preference for digital technology products or other technology enhancements not then offered, the Company’s attrition rates may increase. In periods of increasing attrition rates, recurring revenue and results of operations may be materially adversely affected. The risk is more pronounced in times of economic uncertainty, as customers may reduce amounts spent on the products and services the Company provides.

A significant portion of our business is conducted with customers and suppliers located outside of the United States. Currency, economic, health related, and other risks associated with our international operations in China and Japan could adversely affect our operating results.

Our international customers and suppliers are concentrated in China and Japan. Our revenues from international customers, and our inventory costs from international suppliers are exposed to the potentially adverse effects of currency exchange rates, local economic conditions, health related conditions, and other risks associated with doing business in foreign countries. To the extent that our revenues and purchases from international business partners increase in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

For example, the imposition of trade sanctions or other regulations upon China by the United States or the European Union, or the loss of “normal trade relations” status with China, could significantly increase our cost of products imported into the United States or Europe and harm our business. In addition, the occurrence of a health-related crisis such as COVID-19, which emerged in China where many of the Company’s suppliers and customers are located. COVID-19 has been expanding within Asia and globally, such that the Company’s operations in Asia have been largely suspended since January 2020. Additionally, the suspension of manufacturing operations by government inspectors in China could result in delays to us in obtaining product and may have a material adverse effect on our ability to import products from China. Furthermore, Japanese economic policies are subject to rapid change and the government of Japan may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of Japan will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform.

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

We are subject to the following factors that may negatively affect our operating results:

●	the announcement or introduction of new products by our competitors;

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers for necessary development and manufacturing services;

●	regulation by federal, state, or local governments;

●	general economic conditions, as well as economic conditions specific to the entertainment, party items, arts and crafts, and packaging industries;

●	the announcement of our entrance into a business combination or acquisition of a second company that has a material effect on us; and

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

The Company’s products are manufactured using both ferrous and non-ferrous metals including, but not limited to, steel, zinc, copper, brass, aluminum, and nickel. Additionally, the Company uses other commodity-based materials for components and packaging including, but not limited to, plastics, resins, wood, and corrugated products. The Company’s cost base also reflects significant elements for freight, energy, and labor. The Company also sources certain finished goods directly from vendors. If the Company is unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.

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

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for consumer sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

We are monitoring the potential impact of the COVID-19 outbreak, and if COVID-19 continues to spread globally, including in the United States, we may experience disruptions that could severely impact the development of our product candidates, including:

●	the uncertainty that our contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time;

●	the impact of social distancing on our business;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	the undetermined costs reopening our subsidiaries to remain within local, state and federal guidelines that may ultimately effect our sales;

●	the majority of our retail customers have been unable to sell our products in their stores due to government-mandated closures and have temporarily reduced orders for our products;

●	the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally; and

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

As of April 9, 2021, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own 42,251,557 shares of common stock, or instruments convertible into common stock, representing approximately 68.34% of our outstanding capital stock. As a result, if these shareholders were to choose to act together, they would be able to control substantially all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other shareholders may desire. Please see ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS for further information.

The market price of our shares may fluctuate significantly.

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our shares include:

●	our actual or projected operating results, financial condition, cash flows, and liquidity, or changes in business strategy or prospects;

●	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;

●	loss of a major funding source;

●	actual or anticipated accounting problems;

●	publication of research reports about us, or the industries in which we operate;

●	changes in market valuations of similar companies;

●	adverse market reaction to any indebtedness we incur in the future;

●	the announcement of our entrance into a business combination or acquisition of a second company that has a material effect on us;

●	speculation in the press or investment community;

●	price and volume fluctuations in the overall stock market from time to time;

●	general market and economic conditions, trends including inflationary concerns, and the current state of the credit and capital markets;

●	significant volatility in the market price and trading volume of securities of companies in our sector, which are not necessarily related to the operating performance of these companies;

●	changes in law, regulatory policies or tax guidelines, or interpretations thereof;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	operating performance of companies comparable to us;

●	short-selling pressure with respect to shares of our shares generally;

●	uncertainty surrounding the strength of the United States economic recovery; and

●	concerns regarding the United Kingdom’s exit from the European Union.

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

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. The Company has elected not to use the extended transition period for complying with new or revised financial accounting standards but does still have reduced reporting requirements. These provisions include:

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

Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. As of December 31, 2020, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized, and reported within the time periods specified by the Exchange Act rules and regulations. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, our efforts to comply with the rules and regulations under the Sarbanes-Oxley or new or changed laws, regulations, and standards may differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice. Regulatory authorities may investigate transactions disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and if legal proceedings are initiated against us, it may harm our business.

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

On October 16, 2020, the Company filed a Certificate of Designation (the “Designation”) with the Secretary of State of Nevada, which designates 1,000,000 shares of the Company’s preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock (“Series B”). Pursuant to the terms of the Designation, holders of the Series B shall be entitled to dividends, a liquidation preference and shall have conversion rights. Each share of Series B shall be convertible into 1 share of Common Stock, on or after the twelve-month anniversary of the Original Issue Date at the option of the Holder thereof, for a total not to exceed 1,000,000 shares of Common Stock. The holders of the Series B shall have no voting rights.

On February 2, 2021, the Company filed an Amendment to the Certificate of Designation (the “Amendment”) for the Company’s Series B Convertible Preferred Stock (“Preferred Stock”). Under the Amendment, each share of Preferred Stock shall entitle the holder thereof to vote on all matters voted on by the holders of Common Stock, voting together as a single class with other shares entitled to vote at all meetings of the stockholders of the Corporation. With respect to any such vote, each share of Preferred Stock shall entitle the holder thereof to cast the number of votes equal to the number of whole shares of Common Stock into which such shares of Preferred Stock are then convertible (the “Conversion Shares”). Such right may be exercised at any annual meeting or special meeting, or pursuant to any written consent of stockholders.

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

Future sales of additional shares of our common stock or securities convertible into shares of our common stock may dilute our shareholders’ ownership in us and may adversely affect us or the trading price of our common stock.

We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may issue additional shares of our common stock or securities convertible into our common stock in the future pursuant to current or future employee stock incentive plans, employee stock grants, or in connection with future acquisitions or financings. We cannot predict the size of any such future issuances or the effect, if any, that any such future issuances will have on the trading price of our common stock. Any such future issuances of shares of our common stock or securities convertible into common stock may have a dilutive effect on the holders of our common stock and could have a material negative effect on the trading price of our common stock.

The trading price of our common stock could be volatile.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business and operations. If the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management, which could materially adversely affect our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, and results of operations.

Because the risk factors referred to above, as well as other risks not mentioned above, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which ones will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2020:

Location	Owned or Leased	Lease Expiration	Type of Property
1 West Broad Street, Suite 1004 Bethlehem, PA 18018	Leased	July 31, 2022	Principal Executive Office
909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Office space
20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center
2100 Palmetto St, Unit C Clearwater, FL 33765	Leased	August 2022	Packaging and Logistics Center
51 South Lincoln Avenue Washington, NJ 07882	Owned	Month-to-Month	Rental Property

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

Oceanside Traders, LLC v. Cloud b, Inc. and Vinco Ventures, Inc. f/k/a Edison Nation, Inc.

On April 14, 2020, Oceanside Traders, LLC filed a complaint against Cloud B, Inc. and Vinco Ventures, Inc. with the Superior Court of Ocean County, State of New Jersey, alleging breach of contract and other claims resulting in total damages in the amount of $440,383, consisting of $141,007 for failure to pay plaintiff for goods sold, for $138,180 for overpayments and $161,196 for lost profits. On November 9, 2020, Plaintiff filed an amended complaint, adding other defendants, alleging breach of contract, breach of covenant of good faith and fair dealing, quasi-contract/unjust enrichment, conversion, fraud, negligent misrepresentation, fraudulent transfer, and piercing the corporate veil. On December 4, 2020, Vinco Ventures, Inc. filed its amended answer. On December 28, 2020, the other defendants filed a motion to dismiss on jurisdictional grounds which is currently pending before the court. On February 25, 2021, the Plaintiff and Defendants, Vinco Ventures, Inc. and Edison Nation, LLC, entered into a Settlement Agreement and General Release of All Claims, requiring dismissal of the litigation against the settling Defendants with prejudice. On February 24, 2021, the Company entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Edison Nation, LLC, Pearl 33 Holdings, LLC and Christopher Ferguson (collectively, the “Settling Defendants”) and Oceanside Traders, LLC (the “Plaintiff”). Under the terms of the Settlement Agreement, the Settling Defendants agreed to pay the Plaintiff the sum of $150,000 within one business day of execution of the Settlement Agreement. In exchange, the Plaintiff agreed to dismiss the Amended Complaint in its entirety and with prejudice against the Settling Defendants. The Company made payment in the amount of $150,000 on February 25, 2021.

Rosenberg Fortuna & Laitman, LLP and Mark Principe v. Safe TV, LLC

On March 13, 2019, Rosenberg Fortuna & Laitman, LLP and Mark Principe filed a complaint against Safe TV Shop, LLC with the Supreme Court of the State of New York, County of Nassau alleging a breach of indemnification arising out of the use of a certain packaging material. On February 12, 2020, the parties entered a Stipulation and Settlement and Consent Agreement for a Consent Judgment in the amount of $50,000. Safe TV, LLC has no assets and there have been no operations by Safe TV, LLC since the date of acquisition by Vinco Ventures, Inc. On April 5, 2021, the Company, through Safe TV Shop, LLC, entered into a Settlement Agreement and Release of Claims (the “Settlement”). Under the terms of the Settlement, the Company was to make payment in the amount of $25,000 on or before April 9, 2021. The Company made the payment on April 8, 2021.

Gerald Whitt, et al. v. Vinco Ventures, CBAV1, LLC, et al.

On October 27, 2020, Gerald Whitt, et al, the minority shareholders of Cloud b Inc. (“Whitt Plaintiffs”) filed a civil complaint in the Superior Court of the State of California against Vinco Ventures, Inc., CBAV1, LLC and other parties, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy (the “Whitt Complaint”). The Whitt Plaintiffs seek “in excess of $8,000,000” in damages. Defendants’ position is that the Whitt Complaint is frivolous and the filing of same was an abuse of process. Defendants have not been served with the Whitt Complaint. Defendants have not been served with the Whitt Complaint. The case is “stayed” as to Cloud b, Inc. and CBAV1, LLC pursuant to the filings of a Chapter 7 Bankruptcy (Cloud b, Inc.) and a Chapter 11 Bankruptcy (“CBAV1, LLC).

In re CBAV1, LLC, Debtor, Chapter 11 Bankruptcy/In re Cloud b, Inc., Debtor Chapter 7 Bankruptcy

On October 30, 2020, CBAV1, LLC filed a voluntary petition under Chapter 11 of title 11 of the United States Code, as amended (the “Bankruptcy Code”). On October 30, 2020, Cloud b filed a voluntary petition under Chapter 7 of the Bankruptcy Code. On November 15, 2020, a prospective buyer entered into a non-binding letter of intent to purchase the CBAV1 Assets for $2,250,000. On December 18, 2020, CBAV1, LLC filed a motion to sell substantially of the CBAV1 Assets free and clear of all interests, liens, claims and encumbrances. On that same date, CBAV1, LLC also filed a motion to approve (i) certain procedures for the submission of bids in connection with the sale of substantially all of the assets, (ii) the break-up fee and expense reimbursement, (iii) scheduling an auction and (iv) scheduling a sale hearing. On January 21, 2021, the prospective buyer entered into an asset purchase agreement to buy the CBAV1 Assets for $2,250,000, on terms and conditions set forth therein. On March 12, 2021, the court approved the sale of the CBAV1 Assets to the winning bidder at the auction held on March 10, 2021 and March 11, 2021 for the total sum of $3,000,000 US, which includes a cash payment at closing scheduled for April 15, 2021 in the amount of $2,650,000 and additional payments in the amounts of $150,000 US on April 15, 2022 and $200,000 US on April 15, 2023.

Vinco Ventures, Inc., et al. v. Milam Knecht & Warner, LLP, Michael D. Milam, Gerald Whitt, Alexander Whitt, et al.

On December 31, 2020, Vinco Ventures, Inc., and other parties, filed a complaint against the Whitt Plaintiffs, and other parties, with the United States District Court for Eastern District of Pennsylvania, alleging intentional misrepresentation, negligent misrepresentation, negligence, conspiracy, unfair business practices, abuse of process, civil extortion, trade libel and defamation. Defendants entered their appearances and filed motions with the Court.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On May 3, 2018, our common stock began trading on the Nasdaq under the symbol of “XSPL.” Our symbol was changed to “EDNT” on September 13, 2018 and subsequently changed to “BBIG” on November 12, 2020. Prior to May 3, 2018, there was no public market for our stock.

Holders of Record

The Company had approximately 337 holders of record of our common stock as of April 12, 2021.

Dividends

We have not historically declared dividends on our common stock, and we do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	I
Equity compensation plans approved by shareholders (1)(2)	80,000	$7.01	466,035
Equity compensation plans not approved by shareholders (1)	-	$-	-
Total	80,000	$7.01	466,035

(1)	The information presented in this table is as of April 12, 2021.

(2)	We originally adopted the Vinco Ventures, Inc. Omnibus Incentive Plan (the “Plan”) in December 2017, which was amended on February 9, 2018, provides for up to 1,764,705 (207,659 remaining as of April 12, 2021) shares of common stock to be issued as stock-based incentives. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards, and restricted stock that are made to employees, directors, and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our shareholders and reward our executive officers for improved Company performance.

(3)

On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 (258,376 remaining as of April 12, 2021) shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan.

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

On December 29, 2020, the Company issued 41,730 shares of common stock valued at $62,595 to Jefferson Street Capital, LLC in satisfaction of its debt and accrued interest of the approximate same value against a note issued on April 7, 2020.

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

On December 14, 2020, the Company issued 10,000 shares of common stock valued at $15,000 to an employee for services rendered on behalf of the Company.

On December 14, 2020, the Company issued 11,000 shares of common stock valued at $16,500 to a consultant for services rendered on behalf of the Company.

On December 14, 2020, the Company issued 30,000 shares of common stock valued at $45,000 to a director as compensation.

On December 16, 2020, the Company issued 60,000 shares of common stock valued at $90,000 to a director as compensation.

On December 31, 2020, the Company issued 50,000 shares of common stock valued at $75,000 to a consultant for services rendered on behalf of the Company.

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

Overview

Vinco Ventures is a vertically-integrated, end-to-end, consumer product research & development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of December 31, 2020, Vinco Ventures had six wholly-owned subsidiaries: TBD Safety, LLC (“TBD”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Vinco Ventures owns 50% of Best Party Concepts, LLC, Ed Roses, LLC and Global Clean Solutions, LLC, all of which are VIE’s. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

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

Global Clean Solutions Agreement and Plan of Share Exchange

On May 20, 2020 (the “Effective Date”), the “Company entered into an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”) with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company (“Graphene”, and together with PPE, the “Sellers”), whereby the Company purchased 25 membership units of Global Clean Supplies, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”). The Company issued 250,000 shares of its restricted common stock, $0.001 par value per share (the “Common Stock”) to PPE, and 50,000 shares of Common Stock to Graphene, in consideration for the Purchase Units.

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

Acquisition of TBD Safety, LLC

On September 29, 2020, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Graphene Holdings, LLC, Mercury FundingCo, LLC, Ventus Capital, LLC and Jetco Holdings, LLC (together the “Sellers”) to acquire all outstanding Membership Units (the “Units”) of TBD Safety, LLC (“TBD”). Collectively, the Sellers owned all outstanding Units of TBD. Under the terms of the Agreement, the Company issued a total of Two Million Two Hundred Ten Thousand Three Hundred Eighty-Two (2,210,382) shares of the Company’s common stock and a total of Seven Hundred Sixty-Four Thousand Six Hundred Eighteen (764,618) shares of a newly designated Preferred Stock (the “Preferred”). In addition, the Company and Sellers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in favor of the Sellers obligating the Company to register such common stock and shares of common ctock to be issued upon conversion of the Preferred within 120 days after the Closing. The Sellers also had an Earn Out Consideration, which provides that at such time as the assets purchased in the Agreement achieve cumulative revenue of $10,000,000, the Sellers will earn a total of One Hundred Twenty-Five Thousand (125,000) shares of common stock. The closing of the transaction occurred on October 16, 2020. Please see Note 3 — Acquisitions and Divestitures for further information.

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

Non-Employee Director Compensation

On September 26, 2018, the Compensation Committee of the board of directors approved the terms of compensation to be paid to non-employee directors. Compensation for non-employee directors includes an annual retainer of $15,000, an annual committee meeting fee of $5,000, if such director chairs a committee of the board of directors, and an award of options to purchase 20,000 shares of the Company’s common stock (the “Options”). The restricted stock underlying such Options were to vest one year after the grant date. However, the Options were never granted.

Accordingly, on November 15, 2019, in lieu of granting the Options, the Company granted the board of directors restricted stock units of 20,000 shares which vested immediately. In addition, on November 15, 2019, the Company granted each non-employee director restricted stock units of 30,000 shares, which vested on January 1, 2020. Current compensation for non-employee directors includes an annual retainer of $20,000, and an award of restricted stock units of 30,000 shares.

Executive Compensation Agreements

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

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

Results of Operations

Year Ended December 31, 2020 versus Year Ended December 31, 2019

The following table sets forth information comparing the components of net loss for the years ended December 31, 2020 and 2019:

	Years Ended December 31,		Period over Period Change
	2020	2019	$	%
Revenues, net	$15,781,319	$12,523,432	$3,257,887	26.01%
Cost of revenues	11,403,474	7,523,669	3,879,805	51.57%
Gross profit	4,377,845	4,990,763	(612,918)	-12.28%

Operating expenses:
Selling, general and administrative	12,280,192	14,085,195	(1,805,003)	-12.81%
Impairment	-	4,443,000	(4,443,000)	-100.00%
Gain on change in fair value of earnout liability	-	(520,000)	520,000	100.00%
Total operating expenses	12,280,192	18,008,195	(5,728,003)	-31.81%
Operating loss	(7,902,347)	(13,017,432)	(5,115,085)	-39.29%

Other (expense) income:
Rental income	102,815	102,815	-	0.00%
Interest expense	(3,378,131)	(1,299,153)	(2,078,978)	160.03%
Change in fair value of investment	(22,000)	-	(22,000)	-100.00%
Gain on divestiture	4,911,760	-	4,911,760	100.00%
Other income	-	3,054	(3,054)	-100.00%
Total other income (expense)	1,614,444	(1,193,284)	2,807,728	-235.29%
Loss before income taxes	(6,287,903)	(14,210,716)	7,922,813	-64.49%
Income tax (expense) benefit	(19,197)	22,373	(41,552)	-185.72%
Net loss from continuing operations	(6,307,100)	(14,188,343)	9,123,157	-55.75%
Net loss attributable to noncontrolling interests	(554,382)	(1,269,274)	714,892	-56.32%
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(5,752,718)	(12,919,069)	7,166,351	-55.47%
Net loss from discontinued operations attributable to Vinco Ventures, Inc.	(642,632)	(7,811)	(634,821)	8,127.27%
Gain on divestiture from discontinued operations	1,241,914	-	1,241,914	100.00%
Net loss attributable to Vinco Ventures, Inc.	$(5,153,436)	$(12,929,706)	$7,776,270	-60.14%

Revenue

For the year ended December 31, 2020, revenues increased by $3,257,887 or 26.01%, as compared to the year ended December 31, 2019. The increase was primarily attributable to increases in the sale of personal protective equipment due to the COVID-19 pandemic and Corrugated through our Ferguson Containers, Inc.

Cost of Revenues

For the year ended December 31, 2020, cost of revenues increased by $3,879,805 or 51.57%, as compared to the year ended December 31, 2019. The increase was primarily attributable to the increase in the sale of personal protective equipment in total consolidated revenues.

Gross Profit

For the year ended December 31, 2020, gross profit decreased by $612,918, or 12.28%, as compared to the year ended December 31, 2019. The decrease was primarily attributable to the lower margin products during 2020 related to the sale of personal protective equipment. The Company’s higher margin branded business was down during the year due to the impacts of COVID-19.

Operating Expenses

Selling, general and administrative expenses were $12,280,192 and $14,085,195 for the years ended December 31, 2020 and 2019, respectively, representing a decrease of $1,805,003, or 12.81%. The decrease was primarily attributable to reductions in workforce and reduced spending due to cost controlling measures implemented in 2020. Decreases included payroll and related costs of $692,443, travel of $295,122, freight and postage of 131,152 and professional fees of $2,199,605. The reduction in expenses was offset by increases in stock-based compensation expense of $966,848, bad debts of $123,385 and selling expenses of $384,039.

Impairment

For the year ended December 31, 2019, impairment charges of $4,443,000 relate to an impairment charge related to our annual impairment assessment of our brands business which is the only reporting unit with Goodwill. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. There were no impairment charges for the year ended December 31, 2020 related our brands business.

Gain on Change in Fair Value of Earnout

For the year ended December 31, 2019, a gain of $520,000 was recognized related to a change in fair value of the earnout liability. The decrease in the earnout is due to decreased actual revenues as compared to anticipated revenues at the time of acquisition of the Cloud B business in 2019 and going forward. The impairment above was attributable to the lower than anticipated revenues going forward.

Rental Income

Rental income was $102,815 for both the years ended December 31, 2020 and 2019.

Interest expense

Interest expense was $3,378,131 for the year ended December 31, 2020 versus $1,299,153 in the previous year ended December 31, 2019. The increase in interest expense was related to increased borrowings of debt during 2020.

Income tax expense

Income tax expense was $19,197 for the year ended December 31, 2020, an increase of $41,552 or 185.72%, compared to a benefit of $22,373 for the year ended December 31, 2019. The increase from an income tax benefit to income tax expense is due to current year state income taxes in 2020 versus current year state income taxes in 2019 offset by a refund for required payments for estimated foreign income taxes.

Income (Loss) from discontinued operations

Income (loss) from discontinued operations represents the operations of divestiture of SRM Entertainment Limited. The Company made the decision to divest the amusement park business due to the slow re-openings of amusement parks around the world and the investment that would have been needed to remain open and the even greater investment to relaunch the business as the amusement parks begin to get back to full capacity. Income (Loss) from discontinued operations increased to a $0.6 million loss in Fiscal 2020, compared to a loss of $0.008 million in Fiscal 2019.

Gain on Divestiture from discontinued operations

Gain from divestiture of the discontinued operations represents the gain recognized on the sale of SRM Entertainment Limited, which consisted of 200,000 shares of common stock of a NASDAQ listed company and the net liabilities disposed of due to the sale.

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

For the years ended December 31, 2020 and 2019, EBITDA and Adjusted EBITDA consisted of the following:

	For the Years Ended December 31,
	2020	2019
Net loss from continuing operations	$(6,307,100)	$(14,188,343)
Net loss from discontinued operations	599,282	(10,637)
Interest expense, net	3,378,131	1,298,168
Income tax expense (benefit)	19,197	(22,373)
Income tax expense (benefit) from discontinued operations	12,940	2,826
Depreciation and amortization	1,381,366	1,321,186
EBITDA	(916,184)	(11,599,173)
Stock-based compensation	3,241,764	2,299,915
Impairment	-	4,443,000
Restructuring and severance costs	765,867	446,114
Transaction and acquisition costs	258,639	447,908
Other non-recurring costs	107,469	1,520,777
Gain on divestiture	(6,153,674)	-
Adjusted EBITDA	$(2,696,119)	$(2,441,459)

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

Liquidity and Capital Resources

For the year ended December 31, 2020, our operations lost $7,902,347 of which $4,623,130 was non-cash and $1,131,975 related to restructuring, severance, transaction costs and non-recurring items.

At December 31, 2020, we had total current assets of $5,342,183 and current liabilities of $11,285,663 resulting in negative working capital of $5,943,480. At December 31, 2020, we had total assets of $28,028,207 and total liabilities of $14,505,506 resulting in stockholders’ equity of $13,522,701.

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

Subsequent to December 31, 2020, the Company mitigated any substantial doubt about the Company’s ability to continue as a going concern through the raise of additional funds of $25,300,000 through 3 separate private placements. The following are the amounts raised under each private placement:

●	In January 2021, the Company completed closing of a debt private placement offering of $12,000,000, receiving net proceeds of $10,770,000.

●	In January 2021, the Company completed closing of a equity private placement offering of $3,300,000, receiving net proceeds of $3,255,000.

●	In February 2021, the Company completed the closing of a debt private placement offering of $10,000,000, receiving net proceeds of $8,950,000.

In addition, management has considered possible mitigating factors within our management plan on our ability to continue for at least a year from the date these financial statements are filed. The following items are management plans to alleviate any going concern issues:

●	Raise further capital through the sale of additional equity or the exercise of outstanding warrants.

●	Borrow money under debt securities.

●	The deferral of payments to related party debt holders for both principal and related interest expense.

●	Further reduction of headcount.

●	Possible sale of certain brands to other manufacturers.

●	Entry into other business opportunities.

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

At December 31, 2020, we had a cash and cash equivalents balance of $249,356. The Company believes through the subsequent capital raise that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

Cash Flows

During the years ended December 31, 2020 and 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations for the year ended December 31, 2020 was $2,260,441, which included a net loss of $6,307,100 that included $1,091,849 of cash provided by changes in operating assets and liabilities which also included stock-based compensation of $3,241,554, depreciation and amortization of $1,353,822 and amortization of debt issuance costs of $2,357,879 offset by gains of divestitures of $4,911,761. Net cash used in operating activities from continuing operations for the year ended December 31, 2019 was $4,641,748, which included a net loss of $14,188,343 that included $799,886 of cash provided by changes in operating assets and liabilities which also included stock-based compensation of $2,229,915, depreciation and amortization of $1,284,251 and amortization of debt issuance costs of $944,437.

Net cash used in operating activities from discontinued operations for the year ended December 31, 2020 and 2019 was $178,485 and $394,707, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,648,489 and $151,502 for the years ended December 31, 2020 and 2019, respectively. Cash used in investing activities was mostly attributable to purchases of licensing agreements in 2020 as compared to purchases of property and equipment in 2019.

Net cash used in investing activities from discontinued operations for the year ended December 31, 2020 and 2019 was $0 and $8,436, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 totaled $3,924,052, which related mostly to borrowings from notes payable, credit lines, notes payable related parties and borrowings from convertible notes payable. Cash provided by financing activities for the year ended December 31, 2019 totaled $3,556,381, which related mostly to borrowings from notes payable.

Net cash provided by financing activities from discontinued operations for the year ended December 31, 2020 and 2019 was $0 and $0, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vinco Ventures, Inc. (f/k/a Edison Nation, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vinco Ventures, Inc. (f/k/a Edison Nation, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Assets and Liabilities Assumed in the Acquisition of TBD Safety LLC

Critical Audit Matter Description

As discussed in Note 3 to the consolidated financial statements, the Company completed its acquisition of TBD Safety LLC (TBD Safety) for $5.1 million on October 16, 2020. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $3.6 million and resulting goodwill of $0.2 million. The Company estimated the fair value of the intangible assets using the income approach method (valuation method), which is a specific discounted cash flow method that required management to make significant estimates and assumptions related to future cash flows and the selection of implied rate of return and discount rates.

Auditing management’s assessment of fair value of the acquired assets and assumed liabilities is highly subjective and judgmental. Further changes in either the assumptions or method utilized may have a material impact on the fair value assigned to the acquired assets and liabilities assumed in the TBD Safety acquisition. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s key assumptions used in developing the fair value estimates, such as: (i) Forecasted revenue growth rates (ii) Future cash flows and (iii) Weighted-average cost of capital (WACC) and (iv) Discount rate.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

●	We evaluated the reasonableness of management’s forecasts of future revenue growth rates and cash flows by comparing the projections to historical results and certain peer companies.
●	We compared the Company’s (1) forecasted revenue growth rates and EBITDA margins to TBD Safety’s historical actual results to assess the Company’s ability to accurately forecast.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by:

○	Testing the source information underlying the determination of the valuation method and discount rates and testing the mathematical accuracy of the calculations.
○	Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY
April 15, 2021

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$249,356	$234,234
Accounts receivable, net	1,603,127	1,304,783
Short-term investments	1,018,000	-
Inventory	1,687,462	1,242,486
Prepaid expenses and other current assets	784,238	885,766
Current assets of discontinued operation	-	1,288,096
Total current assets	5,342,183	4,955,365
Property and equipment, net	1,010,801	875,919
Right of use assets, net	153,034	732,100
Intangible assets, net	15,538,337	11,598,063
Goodwill	5,983,852	5,392,123
Non-current assets of discontinued operation	-	56,049
Total assets	$28,028,207	$23,609,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,105,794	$6,015,595
Accrued expenses and other current liabilities	2,101,610	1,485,062
Deferred revenues	152,040	159,591
Current portion of operating leases liabilities	96,777	272,215
Income tax payable	27,643	22,919
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,500,953	456,995
Current portion of convertible notes payable, net of debt issuance costs of $13,844 and $0, respectively	577,260	-
Current portion of notes payable, net of debt issuance costs of $34,997 and $212,848, respectively	1,301,212	1,365,675
Current portion of notes payable – related parties	1,389.923	1,686,352
Due to related party	32,452	17,253
Current liabilities of discontinued operation	-	1,491,662
Total current liabilities	11,285,663	12,973,319
Operating leases liabilities –net of current portion	58,713	482,212
Convertible notes payable – related parties, net of current portion, net of debt discount of $266,667 and $366,666, respectively	1,161,495	1,061,495
Notes payable, net of current portion	595,879	42,492
Notes payable – related parties, net of current portion	1,403,756	1,595,669
Total liabilities	$14,505,506	$16,155,187
Commitments and Contingencies (Note 16)

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively	-	-
Series B Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 764,618 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	$765	$-
Common stock, $0.001 par value, 250,000,000 shares authorized 14,471,403 and 8,015,756 shares issued and outstanding as of December 31, 2020 and 2019, respectively	14,471	8,016
Additional paid-in-capital	39,050,260	26,259,575
Accumulated deficit	(23,648,898)	(18,495,461)
Total stockholders’ equity attributable to Vinco Ventures, Inc.	15,416,598	7,772,130
Noncontrolling interests	(1,893,897)	(317,698)
Total stockholders’ equity	13,522,701	7,454,432
Total liabilities and stockholders’ equity	$28,028,207	$23,609,619

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenues, net	$15,781,319	$12,523,432
Cost of revenues	11,403,474	7,523,669
Gross profit	4,377,845	4,990,763

Operating expenses:
Selling, general and administrative	12,280,192	14,085,195
Gain on change in fair value of earnout liability	-	(520,000)
Impairment of goodwill	-	4,443,000
Total operating expenses	12,280,192	18,008,195
Operating loss	(7,902,347)	(13,017,432)

Other income (expense):
Rental income	102,815	102,815
Interest expense	(3,378,131)	(1,299,153)
Change in fair value of short-term investments	(22,000)	-
Gain on divestiture	4,911,760	-
Other income	-	3.054
Total other income (expense)	1,614,444	(1,193,284)
Loss before income taxes	(6,287,903)	(14,210,716)
Income tax expense (benefit)	19,197	(22,373)
Net loss from continuing operations	(6,307,100)	(14,188,343)
Net loss attributable to noncontrolling interests	(554,382)	(1,269,274)
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(5,752,718)	(12,919,069)
Loss from discontinued operations before income taxes	(629,692)	(7,811)
Provision for income taxes for discontinued operations	12,940	2,826
Net loss from discontinued operations	(642,632)	(10,637)
Gain on divestiture from discontinued operations	1,241,914	-
Income from discontinued operations	599,282	-
Net loss attributable to Vinco Ventures, Inc.	$(5,153,436)	$(12,929,706)
Net loss per share – basic and diluted:
Net loss per share – continuing operations	$(0.55)	$(2.14)
Net loss per share – discontinued operations	(0.06)	(0.01)
Net loss per share – gain on divestiture from discontinued operations	0.12
Income (loss) per share – discontinued operations	$0.06	$(0.01)
Net loss per share	$(0.49)	$(2.15)
Weighted average number of common shares outstanding – basic and diluted	10,514,010	6,026,049

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2019			5,654,830	5,655	20,548,164	(5,565,756)	951,576	15,939,639
Sale of common stock – investors, net of offering costs of $310,697			1,175,000	1,175	2,038,128	-	-	2,039,303
Issuance of common stock for services			291,736	292	738,008			738,300
Issuance of common stock to note holders			286,005	286	386,994	-	-	387,280
Issuance of common stock to employees			3,000	3	8,847	-	-	8,850
Issuance of common stock – Uber Mom in connection with acquisition of assets			45,000	45	98,568	-	-	98,613
Issuance of common stock upon the conversion of debt			560,185	560	1,119,810	-	-	1,120,370
Issuance of warrants – note holders			-	-	72,936	-	-	72,936
Share-based compensation			-	-	1,248,121	-	-	1,248,121
Net loss			-	-	-	(12,929,706)	(1,269,274)	(14,198,980)
Balance, December 31, 2019			8,015,756	8,016	26,259,576	(18,495,462)	(317,698)	7,454,432
Issuance of common stock – note holders			1,284,396	1,284	2,541,174			2,542,458

Issuance of common stock – divestiture			150,000	150	404,850			405,000
Returned common stock from noteholder			(153,005)	(153)	153			-
Issuance of common stock – employees			250,000	250	54,950			55,200
Issuance of common stock – consultants			1,298,874	1,299	2,415,031			2,979,114
Issuance of common stock – joint venture			300,000	300	698,700			699,000
Issuance of preferred stock - Acquisitions	764,618	765	-	-	1,276,147			1,276,912
Issuance of common stock - Acquisitions			2,210,382	2,210	3,689,127			3,691,338
Conversion option			990,000	990	(990)			-
Issuance of warrants - note holders					852,277			852,277
Exercise of warrants – note holders			125,000	125	249,875			250,000
Share-based compensation					609,390			609,390
Divestiture of Cloud B Inc.							(26,392)	(26,392)
Distributions							(995,425)	(995,425)
Net loss						(5,153,436)	(554,382)	(5,707,818)
Balance, December 31, 2020	764,618	765	14,471,403	14,471	39,050,260	(23,648,898)	(1,893,897)	13,522,701

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows from Continuing Operations
Cash Flow from Operating Activities
Net loss attributable to Vinco Ventures, Inc.	$(5,752,718)	$(12,919,069)
Net loss attributable to noncontrolling interests	(554,382)	(1,269,274)
Net loss	(6,307,100)	(14,188,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,353,822	1,284,251
Amortization of debt issuance costs	2,357,879	944,437
Stock-based compensation	3,241,554	2,299,915
Change in fair value of earnout	-	(520,000)
Change in fair value of short-term investment	22,000	-
Impairment of goodwill	-	4,443,000)
Deferred tax liability	-	(341)
Amortization of right of use asset	579,066	295,106
Reserve for bad debts	145,690	-
Reserve for obsolescence	166,560	-
Gain on divestiture of Cloud B	(4,911,761)	-
Changes in assets and liabilities:
Accounts receivable	(444,687)	(73,437)
Inventory	(97,873)	(397,673)
Prepaid expenses and other current assets	7,276	(720,240)
Accounts payable	2,055,055	1,356,873
Accrued expenses and other current liabilities	155,815	511,842
Operating lease liabilities	(598,937)	(272,779)
Due to/from related party	15,200	395,300
Net cash provided by (used in) operating activities from continuing operations	(2,260,441)	(4,641,748)
Net cash provided by (used in) operating activities in discontinued operations	(178,485)	(394,707)
Total Net cash provided by (used in) operating activities	(2,438,926)	(5,036,455)

Cash Flows from Investing Activities
Purchases of property and equipment	(276,478)	(151,502)
Acquisitions, net of cash	180,489	-
Purchase of licensing agreement	(1,552,500)	-
Net cash used in investing activities from continuing operations	(1,648,489)	(151,502)
Net cash used in investing activities from discontinued operations	-	(8,436)
Total Net cash used in investing activities	(1,648,489)	(159,938)

Cash Flows from Financing Activities
Net borrowings under line of credit	1,028,385	-
Borrowings under convertible notes payable	2,067,123	1,111,111
Borrowings under notes payable	1,944,479	2,482,500
Borrowings under notes payable – related parties	250,000	-
Repayments under line of credit	-	(90,382)
Repayments under notes payable	(1,042,946)	(1,231,744)
Repayments under notes payable – related parties	(119,509)	(182,170)
Fees paid for financing costs	(157,055)	(581,496)
Net proceeds from issuance of common stock – net of offering costs of $310,697	-	2,048,562
Net proceeds from exercise of warrants	250,000	-
Distributions	(296,425)	-
Net cash provided by financing activities from continuing operations	3,924,052	3,556,381
Net cash provided by financing activities from discontinued operations	-	-
Total Net cash provided by financing activities	3,924,052	3,556,381
Net increase (decrease) in cash and cash equivalents from continuing operations	15,122	(1,236,869)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(178,485)	(403,143)
Cash and cash equivalents - beginning of year	412,719	2,052,731
Cash and cash equivalents - end of year	$249,356	$412,719

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$218,038	$260,444
Income taxes	$-	$235,275
Supplemental Non-Cash Investing and Financing Activity
Shares issued to note holders	$1,409,396	$-
Shares issued for the asset acquisition of Uber Mom	$-	$98,613
Shares issued for the acquisition of TBD Safety, LLC	4,968,250	-
Shares issued for the divestiture of Cloud B, Inc.	$405,000	$-
Conversions under notes payable	$1,524,000	$-
Issuance of warrants to note holders	$852,277	$-
Change in fair value of earnout	$200,000	$(520,000)
Distribution for issuance of shares to noncontrolling interest members of Global Clean Solutions, LLC	$699,000	$-
Right of use assets	$-	$943,997
Operating lease liabilities	$-	$943,997

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

Vinco Ventures is a vertically-integrated, end-to-end, consumer product research & development, manufacturing, sales and fulfillment company. The Company’s proprietary web-enabled platform provides a low risk, high reward platform and process to connect innovators of new product ideas with potential licensees.

As of December 31, 2020, Vinco Ventures had six wholly-owned subsidiaries: TBD Safety, LLC (“TBD”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Vinco Ventures owns 50% of Best Party Concepts, LLC, Ed Roses, LLC and Global Clean Solutions, LLC, all of which are consolidated as VIE’s with noncontrolling interests. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

Liquidity

For the year ended December 31, 2020, our operations lost $7,902,347 of which approximately $4,623,130 was non-cash and approximately $1,131,975 related to restructuring, severance, transaction costs and non-recurring items.

At December 31, 2020, we had total current assets of $5,342,183 and current liabilities of $11,285,663 resulting in negative working capital of $5,943,480. At December 31, 2020, we had total assets of $28,028,207 and total liabilities of $14,505,506 resulting in stockholders’ equity of $13,522,701.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations – (Continued)

Subsequent to December 31, 2020, the Company mitigated any substantial doubt about the Company’s ability to continue as a going concern through the raise of additional funds of $25,300,000 through 3 separate private placements. The following are the amounts raised under each private placement:

●	In January 2021, the Company completed closing of a debt private placement offering of $12,000,000, receiving net proceeds of $10,770,000.

●	In January 2021, the Company completed closing of a equity private placement offering of $3,300,000, receiving net proceeds of $3,255,000.

●	In February 2021, the Company completed the closing of a debt private placement offering of $10,000,000, receiving net proceeds of 8,950,000.

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

At December 31, 2020, we had a cash and cash equivalents balance of $249,356. The Company believes through the subsequent capital raise that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vinco Ventures, Inc. and its wholly-owned and majority owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in US dollars. All intercompany balances and transactions have been eliminated.

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

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. The Company’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents in the consolidated financial statements.

The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company did not have any cash and cash equivalents uninsured at December 31, 2020 not covered by FDIC insurance limits as of December 31, 2020.

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

As of December 31, 2020, the largest customer represented 18% of total accounts receivable.

Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis. The Company reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.

Short-Term Investments

Short-term investments consisted of equity securities. The Company classified its investments as Trading securities. Accordingly, such investments were reported at fair market value, with the resultant unrealized gains and losses reported as a component of the consolidated statements of operations. Fair value for Trading securities was determined by reference to quoted market prices.

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

Vinco Ventures, Inc. and Subsidiaries

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2020 and 2019.

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

The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

Intangible assets include the cost of patents or patent rights (hereinafter, collectively “patents”) and trademarks. Patent and trademark costs are amortized utilizing the straight-line method over their remaining economic useful lives. Costs incurred related to patents prior to issuance are included in prepaid patent expense until the time the patent is issued and amortization begins or until management determines it is no longer likely the patent will be issued and amounts are expensed. Vinco Ventures reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded.

Vinco Ventures, Inc. and Subsidiaries

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the years ended December 31, 2020 and 2019 was as follows:

	For the Years Ended December 31,
	2020	2019

Revenues:
Product sales	$15,522,649	$12,078,798
Licensing revenues	258,670	444,634
Total revenues, net	$15,781,319	$12,523,432

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the years ended December 31, 2020 and 2019, the following customers represented more than 10% of total net revenues:

	For the years ended December 31,
	2020	2019
Customer:
Customer A	-%	14%

For the years ended December 31, 2020 and 2019, the following geographical regions represented more than 10% of total net revenues:

	For the Years Ended December 31,
	2020	2019
Region:
North America	87%	76%
Asia-Pacific	2%	9%
Europe	11%	15%

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

The following fair value of the short-term investment held and the input level used to determine the fair value at December 31, 2020 is presented below:

Level 1
U.S. equity stock	$1,018,000

There were no short-term investments held at December 31, 2019.

U.S. equity stocks represent investment in stocks of U.S. based companies. The valuation inputs for U.S. equity stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. Securities whose valuation inputs are not based on observable market information are classified as Level 3.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

The following changes in level 3 instruments for the year ended December 31, 2020 are presented below:

Contingent Consideration Earnout
Balance, January 1, 2019	$(520,000)
Change in fair value of earnout	520,000
Balance, December 31, 2019	-
TBD Safety, LLC’s sellers earnout	(200,000)
Balance, December 31, 2020	$(200,000)

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2020 and 2019, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the Years Ended December 31,
	2020	2019

Selling Agent Warrants	160,492	160,492
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	-	990,000
Options	80,000	80,000
Convertible shares under notes payable	517,073	285,632
Warrants for noteholders	625,000	50,000
Restricted stock units	30,000	210,000
Series B Convertible Stock	764,618	-
Shares to be issued	1,071,483	412,500
Total	3,248,666	2,188,624

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

Vinco Ventures, Inc. and Subsidiaries

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

In August 2018, the FASB issued new accounting guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Since this accounting guidance only revises disclosure requirements, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued new accounting guidance for Variable Interest Entities, which requires indirect interests held through related parties in common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The adoption of this accounting guidance did not have a impact on its consolidated financial statements and related disclosures.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, except for items described in Note 18, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Divestiture of Subsidiary - Cloud B

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

Divestiture of Subsidiary- SRM Entertainment, LTD

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets.. Please see Note 18 — Discontinued Operations for further information.

Acquisitions

On September 29, 2020, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Graphene Holdings, LLC, Mercury FundingCo, LLC, Ventus Capital, LLC and Jetco Holdings, LLC (together the “Sellers”) to acquire all outstanding Membership Units (the “Units”) of TBD Safety, LLC (“TBD”). Collectively, the Sellers owned all outstanding Units of TBD. Under the terms of the Agreement, the Company issued a total of Two Million Two Hundred Ten Thousand Three Hundred Eighty-Two (2,210,382) shares of the Company’s common stock and a total of Seven Hundred Sixty-Four Thousand Six Hundred Eighteen (764,618) shares of a newly designated Preferred Stock (the “Preferred”). In addition, the Company and Sellers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in favor of the Sellers obligating the Company to register such common stock and shares of common stock to be issued upon conversion of the Preferred within 120 days after the Closing. The Sellers also had an Earn Out Consideration, which provides that at such time as the assets purchased in the Agreement achieve cumulative revenue of $10,000,000, the Sellers will earn a total of One Hundred Twenty-Five Thousand (125,000) shares of common stock. The closing of the transaction occurred on October 16, 2020.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Divestitures — (Continued)

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

Joint Venture

On August 23, 2019, the Company formed Ed Roses, LLC, a 50% joint venture with 4Keeps Roses, Inc., to distribute preserved roses, flowers and associated gift products. The operations are currently not material.

The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed during 2019 at the date of acquisition:

Uber Mom
Inventory	$52,352
Goodwill	98,613
Total assets acquired	$150,965

The following table summarizes the aggregate purchase price consideration paid for acquisitions during 2020:

TBD Safety, LLC
Fair value of issued common shares	$4,203,632
Fair value of issued preferred shares	764,618
Fair value of contingent consideration	200,000
Purchase consideration	$5,168,250

The following table summarizes the purchase price allocation of fair values of the assets acquired and liabilities assumed during 2020 at the date of acquisition:

TBD Safety, LLC
Cash and cash equivalents	$180,489
Accounts receivable	20,217
Inventory	492,793
Other current assets	346,095
Goodwill	591,729
Intangible assets	3,600,000
Total assets acquired	$5,231,323
Notes payable	62,500
Current liabilities	573
Total liabilities assumed	63,073
Total net assets acquired	5,168,250

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions and Divestitures — (Continued)

The following represents the unaudited pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the entire years ending December 31, 2020:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues, net	$16,801,734	$13,197,684
Cost of revenues	11,994,549	8,095,723
Gross profit	4,807,185	5,101,961

Operating expenses:
Selling, general and administrative	12,589,513	14,900,658
Impairment	-	4,443,000
Change in fair value of earnout	-	(520,000)
Operating loss	(7,782,328)	(13,721,697)

Other income (expense):
Other income (expense)	1,615,016	(1,189,966)
Loss before income taxes	(6,167,312)	(14,911,663)
Income tax expense (benefit)	19,197	(22,373)
Net loss from continuing operations	$(6,186,509)	$(14,889,290)

The following table summarizes the aggregate purchase price consideration paid for acquisitions during 2019:

Uber Mom
Cash paid	$52,352
Fair value of issued common shares	98,613
Purchase consideration	$150,965

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Variable Interest Entities — (Continued)

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at December 31, 2020:

	For the Twelve Months Ended December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$10,481	$6,234
Accounts receivable, net	94,195	21,697
Inventory	240,158	51,090
Prepaid expenses and other current assets	-	379,561
Total current assets	344,834	458,582
Property and equipment, net	-	32,661
Total assets	$344,834	$491,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$217,558	$337,648
Accrued expenses and other current liabilities	113,576	-
Line of credit	1,133,652	-
Notes payable, current	150,000	-
Due to related party	315,666	315,666
Total current liabilities	1,930,452	653,314

The following table presents the operations of entities that are VIEs and consolidated by the Company at December 31, 2020:

	For the Twelve Months Ended December 31,
	2020	2019
Revenues, net	$1,571,017	$352,523
Cost of revenues	2,092,167	204,943
Gross profit	(521,150)	147,580

Operating expenses:
Selling, general and administrative	413,217	450,693
Operating income	(934,367)	(303,113)

Other (expense) income:
Interest expense	(174,396)	-
Total other (expense) income	(174,396)	-
Loss before income taxes	(47,578)	(303,113)
Income tax expense	-	-
Net (loss) income	$(1,108,763)	$(303,113)

At December 31, 2020 and December 31, 2019, there were no unconsolidated VIEs for which the Company holds a variable interest.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Variable Interest Entities — (Continued)

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

Amended Limited Liability Company Agreement

On the Effective Date, the Company entered into an Amended Limited Liability Company Agreement of Global (the “Amended LLC Agreement”). The Amended LLC Agreement amends the original Limited Liability Company Agreement of Global, dated May 13, 2020. The Amended LLC defines the operating rules of Global and the ownership percentage of each member: Vinco Ventures, Inc. 50%, PPE 25% and Graphene 25%.

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

Note 5 — Accounts Receivable

As of December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31,	December 31,
	2020	2019
Accounts receivable	$1,781,448	$2,185,859
Less: Allowance for doubtful accounts	(178,321)	(77,760)
Total accounts receivable, net	$1,603,127	$2,108,099

Note 6 — Inventory

As of December 31, 2020 and 2019, inventory consisted of the following:

	December 31,	December 31,
	2020	2019
Raw materials	$71,484	$49,232
Finished goods	1,761,668	1,319,993
Reserve for obsolescence	(145,690)	-
Total inventory	$1,687,462	$1,369,225

Note 7 — Short-term investments

As of December 31, 2020 and 2019, short-term investments consisted of the following:

	December 31,	December 31,
	2020	2019
Jupiter Wellness, Inc. (JUPW)	$1,040,000	$-
Unrealized losses	(22,000)	-
Total short-term investments	$1,018,000	$-

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Prepaid expenses and other current assets

As of December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2020	2019
Deposits on inventory	$678,531	$680,792
Deposits	54,598	11,409
Prepaid insurance	43,063	46,848
Other	7,866	41,056
Total prepaid expenses and other current assets	$784,238	$917,433

Note 9 — Property and equipment, net

As of December 31, 2020 and 2019, property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Land	$79,100	$79,100
Buildings – rental property	463,635	445,635
Building improvements	800,225	766,859
Equipment and machinery	4,122,917	3,917,080
Furniture and fixtures	368,137	387,836
Computer software	-	23,518
Molds	79,300	4,651,889
Vehicles	521,962	521,962
	6,435,276	10,793,879
Less: accumulated depreciation	(5,424,475)	(9,861,911)
Total property and equipment, net	$1,010,801	$931,968

Depreciation expense for the years ended December 31, 2020 and 2019 was $169,141 and $231,518, respectively.

Note 10 — Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2020 consisted of the following:

Total
Balance, January 1, 2019	$9,736,510
Acquisition of Uber Mom	98,613
Impairment	(4,443,000)
Balance, December 31, 2019	5,392,123
Acquisition of TBD Safety, LLC	591,729
Balance, December 31, 2020	$5,983,852

The Company recorded an impairment charge of $0 and $4,443,000 for the years ended December 31, 2020 and 2019, respectively, related to our annual impairment assessment. The impairment was a result of decreased profitability as compared to anticipated profitability in our businesses acquired in 2018. The Company utilized the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Intangible assets, net

As of December 31, 2020, intangible assets consisted of the following:

		Weighted	Gross		Net
		Average	Carrying	Accumulated	Carrying
	Life	Remaining	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	12.8 years	$4,270,000	$624,223	$3,645,777
Developed technology	7 years	5.9 years	7,400,000	1,330,476	6,069,524
Membership network	7 years	4.7 years	1,740,000	580,000	1,160,000
Digital media	7 years	6.9 years	1,552,500	29,464	1,523,036
Total finite lived intangible assets			$14,962,500	$2,564,163	$12,398,337

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			$18,102,500	$2,564,163	$15,538,337

As of December 31, 2019, intangible assets consisted of the following:

		Weighted	Gross		Net
		Average	Carrying	Accumulated	Carrying
	Life	Remaining	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	13.8 years	$4,270,000	$339,556	$3,930,444
Developed technology	7 years	5.7 years	3,800,000	697,619	3,102,381
Membership network	7 years	5.7 years	1,740,000	331,429	1,408,571
Non-compete agreements	2 years	.7 years	50,000	33,333	16,667
Total finite lived intangible assets			$9,860,000	$1,401,937	$8,458,063

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			$13,000,000	$1,401,937	$11,598,063

Amortization expense for the years ended December 31, 2020 and 2019 was $1,212,226 and $1,089,668, respectively.

The estimated future amortization of intangibles subject to amortization at December 31, 2020 was as follows:

For the Years Ended December 31,	Amount
2021	$1,657,881
2022	1,657,881
2023	1,657,881
2024	1,657,881
2025	1,446,452
Thereafter	4,320,361
Total	$12,398,337

Note 12 — Accrued expenses and other current liabilities

As of December 31, 2020 and 2019, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued taxes - other	$211,421	$261,396
Accrued payroll and benefits	425,130	482,719
Accrued professional fees	443,084	201,318
Customer deposits	-	13,212
Accrued interest	463,489	341,559
Accrued legal contingencies	240,105	240,105
Earnout	200,000	-
Other	118,381	54,359
Total accrued expenses and other current liabilities	$2,101,610	$1,594,668

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt

As of December 31, 2020 and December 31, 2019, debt consisted of the following:

	December 31,	December 31,
	2020	2019
Line of credit:
Asset backed line of credit	$1,133,652	$472,567
Receivables financing	367,301	-
Debt issuance costs	-	(15,573)
Total line of credit	1,500,953	456,995

Senior convertible notes payable:
Senior convertible notes payable	1,428,161	1,428,161
Convertible notes payable	591,104	-
Debt issuance costs	(280,511)	(366,666)
Total long-term senior convertible notes payable	1,738,754	1,061,495
Less: current portion of long-term notes payable	(577,260)	-
Noncurrent portion of long-term convertible notes payable	1,161,494	1,061,495

Notes payable:
Notes payable	1,932,088	1,621,015
Debt issuance costs	(34,997)	(212,848)
Total long-term debt	1,897,091	1,408,167
Less: current portion of long-term debt	(1,301,212)	(1,365,675)
Noncurrent portion of long-term debt	595,879	42,492

Notes payable – related parties:
Notes payable	2,827,512	3,282,021
Debt issuance costs	(33,833)	(1,686,352)
Total notes payable – related parties:	2,793,679	1,595,669
Less: current portion of long-term debt – related parties	(1,389,922)	-
Noncurrent portion of long-term debt – related parties	$1,403,757	$1,595,669

Convertible Notes Payable

On January 23, 2020, the Company entered into a $1,100,000 loan agreement the (“Loan Agreement”) with Greentree Financial Group, Inc. (the “Investor”), pursuant to which the Investor purchased a 10% Convertible Promissory Note (the “Note”) from the Company, and the Company issued to the Investor a three-year warrant (the “Warrant”) to purchase 550,000 shares of the Company’s common stock, $0.001 per share (“Common Stock”). The Note is convertible at any time at a price of $2.00 per share, subject to certain adjustments to the conversion price set forth in the Note. The Note reiterates the registration rights set forth in the Loan Agreement and the Warrant. There is no prepayment penalty on the Note. The $1,100,000 of proceeds from the Note were used for general working capital purposes and for the repayment of debt. On January 24, 2020, the Company used $588,366 of the proceeds from the Note to pay off in full the 12% Convertible Promissory Note held by Labrys Fund, LP. Upon execution of the Loan Agreement, the Company issued to the Investor 100,000 shares of Common Stock (the “Origination Shares”) as an origination fee, plus an additional 60,000 shares of Common Stock as consideration for advisory services. Pursuant to the Loan Agreement, the Company agreed to issue and sell to the Investor the Note, in the principal amount of $1,100,000.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt — (Continued)

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

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note was used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. On October 7, 2020, the Company and Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) against the Note issued by the Company to the Investor. Under the terms of the Forbearance Agreement, the Investor has requested and the Company has agreed to temporarily forebear, until the earlier of (i) December 9, 2020 or (ii) at such time as a default shall occur under and pursuant to the Purchase Agreement, the Note or the Forbearance Agreement, from exercising its right to convert amounts due under the Note into Common Stock of the Company, in exchange for a one time cash payment forbearance fee equal to $12,500 paid upon execution of the Forbearance Agreement. On December 29, 2020, the Company issued the Investor 41,730 shares of common stock in satisfaction of $45,000 principal. Please see Note 19 — Subsequent Events for further information.

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY Inc. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The $150,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The Investor shall have the right at any time to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to this Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Note increased 130% due to the occurrence of the default but was subsequently paid in full on February 26, 2021.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt — (Continued)

On July 29, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $224,000 ($24,000 OID). The $200,000 of proceeds from the Note will be used for general working capital purposes The Note has a term of six (6) months, is due on January 29, 2021 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 14,266 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on July 29, 2020. The Investor shall not have the right to convert the Note into shares prior to 180 calendar days from the Issue Date. Provided that the Note remains unpaid, the Investor may elect to convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the Note into fully paid and non-assessable shares of Common Stock at a conversion price equal to $2.05 per share after 180 calendar Days from the Issue Date. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was paid in full on the January 28, 2021.

32E Financing

On December 4, 2019, the Company agreed to issue and sell to 32 Entertainment LLC (“32E”) a 10% Senior Secured Note (the “32E Note”), in the principal amount of $250,000. The maturity date of the 32E Note is December 4, 2020. In addition, the Company issued to 32E 10,000 shares of common stock as an inducement to 32E to purchase the 32E Note. The fees were recorded as a debt discount and amortized over the term of the note. The $250,000 of proceeds from the 32E Note was used for general working capital needs of the Company and the repayment of debt related to Horberg Enterprises.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt — (Continued)

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

On January 10, 2020, the Company entered into a 5% Promissory Note Agreement with Equity Trust Company on behalf of Rawleigh Ralls (“Ralls”) for an aggregate principal amount of $267,000 (the “Ralls Note”), pursuant to which Ralls purchased the Ralls Note from the Company for $250,000 and an original issue discount of $17,000, and the Company issued to Ralls a warrant (the “Ralls Warrant”) to purchase 125,000 shares of the Company’s common stock valued at $86,725 estimated using the Black-Scholes option-valuation model. The proceeds from the Ralls Note will be used for general working capital needs of the Company. The Company issued 33,000 incentive shares to Ralls valued at $79,860 based on the closing stock price on January 10, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The original maturity date of the Ralls Note was July 10, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA. Under the terms of the Amendment, the parties amended the terms of the January 10, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to January 10, 2021, (ii) the Original Issue Discount (“OID”) shall be increased to $34,000, (iii) the Lender shall be issued 33,000 Additional Incentive Shares and (iv) the Company shall prepare and file with the United States Securities and Exchange Commission a registration statement on Form S-1 within 30 days of the Effective Date of the Amendment, that registers a total of 191,000 shares of Common Stock, which such amount of shares is the sum of 125,000 Warrant Shares, the 33,000 Incentive Shares, and 33,000 Additional Incentive Shares. The amendment was accounted for as an extinguishment with no gain or loss recognized. On July 14, 2020, the Company issued the 33,000 Additional Incentive Shares valued at $124,740. The Company paid the Note in full on January 27, 2021.

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000 and an original issue discount of $7,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock valued at $31,755 estimated using the Black-Scholes option-valuation model. The proceeds from the Solit Note will be used for general working capital needs of the Company. The Company issued 13,000 incentive shares to the Solits valued at $30,420 based on the closing stock price on January 15, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The original maturity date of the Solit Note was July 15, 2020. On July 14, 2020, the Company entered into an Amendment to Note Agreement and Common Stock Purchase Warrant (the “Amendment”) with Paul J. Solit and Julie B. Solit. Under the terms of the Amendment, the parties amended the terms of the January 15, 2020 Note Agreement (the “Agreement”) and Common Stock Purchase Warrant (the “Warrant”) such that; (i) the maturity date of the Agreement was extended to December 15, 2020, (ii) the Original Issue Discount (“OID”) shall be increased to $14,000 and (iii) the Lender shall be issued 13,000 Additional Incentive Shares. On July 14, 2020, the Company issued the 13,000 Additional Incentive Shares valued at $49,140. On December 15, 2020, the Company entered into a Second Amendment to Note Agreement (the “Second Amendment”) with the Solits. Under the terms of the Second Amendment, the Company is to issue the Solits 10,000 additional incentive shares and make payments of $10,000 per week beginning on January 18, 2021with the remaining principal and interest payable on or before February 22, 2021. In the event the Company fails to make any of the payments, the Company shall issue the Solits an additional 5,000 shares of restricted common stock. The amendment was accounted for as a modification. The Company paid the Note in full on January 27, 2021.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt — (Continued)

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”) (“Lender”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000 and an original issue discount of $3,500, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock valued at $16,797 estimated using the Black-Scholes option-valuation model. The proceeds from the O’Leary Note will be used for general working capital needs of the Company. The Company issued 6,500 incentive shares to O’Leary valued at $15,535 based on the closing stock price on January 17, 2020. The fair value of the warrants and incentive shares have been recorded as debt discount. The original maturity date of the O’Leary Note was July 17, 2020. On July 14, 2020, the Company entered into an Amendment to the O’Leary Note and O’Leary Warrant (the “Amendment”) with Richard O’Leary. Under the terms of the Amendment, the parties amended the terms such that; (i) the maturity date of the O’Leary Note was extended to January 17, 2021, (ii) the Original Issue Discount (“OID”) shall be increased to $7,000, (iii) the Lender shall be issued 6,500 Additional Incentive Shares and (iv) the expiration date of the Warrant shall be extended to June 30, 2021. On July 14, 2020, the Company issued the 6,500 Additional Incentive Shares valued at $24,570. The amendment was accounted for as an extinguishment with no gain or loss recognized. The Company paid the Note in full on January 27, 2021.

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

On May 4, 2020, TBD Safety, LLC, the Company’s wholly owned subsidiary, entered into a loan agreement (“PPP Loan”) with First Home Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $62,500 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP Loan is included in notes payable on the consolidated balance sheet.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt — (Continued)

Receivables Financing

On February 21, 2020, the Company entered into a receivables financing arrangement for certain receivables of the Company not to exceed $1,250,000 at any one time. The agreement allows for borrowings up to 85% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed. The balance at December 31, 2020 is $367,976. On March 31, 2021, the Company fully paid off the remaining balance.

In April 2019, the Company entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowings up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed. The balance at December 31, 2020 is $0.

On November 12, 2019, the Company entered into a Receivables Purchase Agreement with a financial institution (the “Receivables Purchase Agreement”), whereby the Company agreed to the sale of $250,000 of receivables for $200,000. The proceeds were used for general working capital. On August 12, 2020, the Company entered into an Amendment to the Purchase of Inventory and Repurchase Agreement (the “Amendment”). Under the terms of the Amendment, (i) the repurchase date is extended to December 10, 2020; and (ii) the Company agreed to pay the Purchaser-Assignee a commitment fee of $13,053, and (iii) the Company agreed to pay the Purchaser-Assignee 2% per month for extension periods commencing July 1, 2020 through December 10, 2020. The balance at December 31, 2020 is $128,077.

On November 18, 2019, the Company entered into a Future Receivables Purchase Agreement with a financial institution (the “Future Receivables Purchase Agreement”), whereby the Company agreed to the sale of $337,500 of receivables for $250,000. The proceeds were used to fund our receivables for overseas distributors. Christopher B. Ferguson, our Chairman and Chief Executive Officer, personally guaranteed the prompt and complete performance of the Company’s obligations under the Future Receivables Purchase Agreement. The balance at December 31, 2020 is $0.

Line of Credit

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”). The balance at December 31, 2020 is $1,133,652.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Debt — (Continued)

The scheduled maturities of the debt for the next five years as of December 31, 2020, are as follows:

For the Years Ended December 31,	Amount
2021	$4,852,023
2022	1,987,520
2023	1,440,275
2024	-
2025	-
Thereafter	-
$8,279,818
Less: debt discount	(349,341)
$7,930,477

For the year ended December 31, 2020, interest expense was $3,378,130 of which $314,415 was related party interest expense. For the year ended December 31, 2019 interest expense was $1,298,168 of which $320,781 was related party interest expense.

Note 14 — Income Taxes

Vinco Ventures, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from Fergco, Edison Nation Holdings, LLC, Edison Nation, LLC, Safe TV Shop, LLC, Everyday Edisons, LLC, Pirasta, LLC, Global Clean Solutions, LLC, TBD Safety, LLC and Honey Badger Media, LLC based upon Vinco Ventures, Inc.’s economic interest in those entities.

Edison Nation Holdings, LLC and its subsidiaries are disregarded limited liability corporation entities for income tax purposes. Accordingly, EN was not subject to income taxes prior to the acquisition on September 4, 2018 and the results of operations were not material therefore the tax provision related to the United States income is only for the post-acquisition period.

TBD Safety, LLC is a disregarded limited liability corporation entity for income tax purposes. Accordingly, TBD was not subject to income taxes prior to the acquisition on October 16, 2020 and the results of operations were not material therefore the tax provision related to the United States income is only for the post-acquisition period.

Global Clean Solutions, LLC and Honey Badger Media, LLC are disregarded limited liability corporation entities for income tax purposes. Global Clean Solutions, LLC and Honey Badger Media, LLC were newly formed entities in 2020 and therefore were not subject to income taxes prior to formation.

United States and foreign components of income before income taxes were as follows:

	For the Years Ended December 31,
	2020	2019
United States	$(6,287,903)	$(14,210,716)
Foreign	-	-
Income before income taxes	$(6,287,903)	$(14,210,716)

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes — (Continued)

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	For the Years Ended December 31,
	2020	2019
Deferred tax assets:
Stock-based compensation	$1,025,745	$987,747
Operating lease liabilities	32,653	158,430
Net operating loss carryforwards	3,567,490	2,324,863
Less: valuation allowance	(3,787,252)	(2,424,196)
Net deferred tax assets	$838,636	$1,046,844

Deferred tax liabilities:
Right of use assets	(32,137)	(153,741)
Goodwill and intangible assets	(724,395)	(811,000)
Property and equipment	$(82,103)	$(82,103)
Net deferred tax liabilities	$(838,636)	$(1,046,844)
Net deferred taxes	$-	$-

As of December 31, 2020 and 2019, the Company had $14,811,423 and $9,675,770 of federal net operating loss carryforwards and $12,911,504 and $7,532,274 of state net operating loss carryforwards for income tax purposes, respectively. In connection with the IPO the Company does not believe the ownership change resulted in the loss of past net operating loss carryforwards. The above net operating loss carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experiences one or more ownership changes. The Company believes the goodwill acquired in the Edison Nation Holdings acquisition is deductible for tax purposes. The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2020 and 2019, the Company has recorded a net deferred tax asset of $2,948,616 and $1,377,352, respectively. However, these net deferred tax assets will only be utilized to the extent the Company generates sufficient taxable income. As of December 31, 2020 and 2019, the Company established a valuation allowance in the amount of $3,787,252 and $2,424,196, respectively, against the net deferred tax asset as it is not more likely than not that it is realizable based on current available evidence.

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2020	2019
Current:
Federal	$-	$-
Foreign	-	-
State and local	19,197	(22,373)
Total current	$19,197	$(22,373)

Deferred:
Federal	$(1,166,562)	$(896,468)
Foreign	-	-
State and local	(196,494)	(333,141)
Less: valuation allowance	1,363,056	1,229,609
Total deferred	$-	$-
Income tax provision (benefit)	$19,197	$(22,373)

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes — (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
Effect of U.S. tax law change	0.0%	0.0%
U.S. income subject to valuation allowance	-20.9%	-14.6%
State and local income taxes	-0.3%	0.2%
Foreign income not subject to U.S. federal tax	0.0%	0.0%
Foreign tax	0.0%	0.0%
Nondeductible expenses	-0.1%	-6.5%
Other	0.0%	0.0%
Effective income tax rate	-0.3%	0.1%

The statutory federal income tax rate differs from the Company’s effective tax rate due to the valuation allowance related to deferred tax assets.

Note 15 — Related Party Transactions

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our President holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Vendor $239,283 that was utilized to pay for deposits with the Vendors factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement. The balance outstanding at December 31, 2020 is $155,768.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of December 31, 2020 and December 31, 2019, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and the Company on behalf of SRM LLC and NL Penn. As of December 31, 2020 and December 31, 2019, the net amount due to related parties was $32,452 and $17,253, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to the Company pursuant to terms and conditions similar to the current working capital lenders to the Company such as Franklin Capital. In addition, the Company borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to the Company by Franklin Capital. Please see Note 17 — Discontinued Operations for further information.

Enventys Partners, LLC

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a member of the Company’s board of director, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $97,500 related to the services performed by Enventys for the year ended December 31, 2019. During 2019, the Company and Enventys agreed to the cancellation of the agreement. The balance outstanding at December 31, 2020 is $105,424.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies

Operating Lease

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2022. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the consolidated balance sheets.

On June 6, 2018, the Company’s wholly owned subsidiary, Best Party Concepts, LLC, entered into a lease for office space in Newtown, PA, which expired on May 30, 2020.

On August 1, 2020, the Company entered into a lease for warehouse space in Clearwater, Florida, which expires on July 31, 2022. Monthly lease payments are approximately $5,994 for a total of approximately $137,836 for the total term of the lease.

On July 1, 2019, the Company entered into a lease for office space in Bethlehem, Pennsylvania, which expires on July 31, 2022. Monthly lease payments are $2,415 for a total of approximately $89,000 for the total term of the lease.

Total rent expense for the years ended December 31, 2020 and 2019 was $368,029 and $451,711, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

As of December 31, 2020, the Company recorded operating lease liabilities of $155,490 and right of use assets for operating leases of $153,034. During the year ended December 31, 2020 and 2019, operating cash outflows relating to operating lease liabilities was $345,628 and $307,478, respectively, and the expense for right of use assets for operating leases was $261,815 and $295,106, respectively, and a gain of $27,129 and $0 related to the termination of lease agreements in 2020. As of December 31, 2020, the Company’s operating leases had a weighted-average remaining term of 1.6 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 31, 2020:

December 31, 2020
2021	101,798
2022	59,596
2023	-
2024	-
2025	-
2026 and thereafter	-
Total future lease payments	161,394
Less: imputed interest	(5,904)
Present value of future operating lease payments	155,490
Less: current portion of operating lease liabilities	(96,777)
Operating lease liabilities, net of current portion	58,713
Right of use assets – operating leases, net	153,035

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies — (Continued)

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the years ended December 31, 2020 and 2019 was $102,815 and $102,815, respectively, and is included in other income on the consolidated statements of operations.

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

Oceanside Traders, LLC v. Cloud b, Inc. and Vinco Ventures, Inc. f/k/a Edison Nation, Inc.

On April 14, 2020, Oceanside Traders, LLC filed a complaint against Cloud B, Inc. and Vinco Ventures, Inc. with the Superior Court of Ocean County, State of New Jersey, alleging breach of contract and other claims resulting in total damages in the amount of $440,383, consisting of $141,007 for failure to pay plaintiff for goods sold, for $138,180 for overpayments and $161,196 for lost profits. On November 9, 2020, Plaintiff filed an amended complaint, adding other defendants, alleging breach of contract, breach of covenant of good faith and fair dealing, quasi-contract/unjust enrichment, conversion, fraud, negligent misrepresentation, fraudulent transfer, and piercing the corporate veil. On December 4, 2020, Vinco Ventures, Inc. filed its amended answer. On December 28, 2020, the other defendants filed a motion to dismiss on jurisdictional grounds which is currently pending before the court. On February 24, 2021, the Company entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Edison Nation, LLC, Pearl 33 Holdings, LLC and Christopher Ferguson (collectively, the “Settling Defendants”) and Oceanside Traders, LLC (the “Plaintiff”). Under the terms of the Settlement Agreement, the Settling Defendants agreed to pay the Plaintiff the sum of $150,000 within one business day of execution of the Settlement Agreement. In exchange, the Plaintiff agreed to dismiss the Amended Complaint in its entirety and with prejudice against the Settling Defendants. The Company made payment in the amount of $150,000 on February 25, 2021.

Rosenberg Fortuna & Laitman, LLP and Mark Principe v. Safe TV, LLC

On March 13, 2019, Rosenberg Fortuna & Laitman, LLP and Mark Principe filed a complaint against Safe TV Shop, LLC with the Supreme Court of the State of New York, County of Nassau alleging a breach of indemnification arising out of the use of a certain packaging material. On February 12, 2020, the parties entered a Stipulation and Settlement and Consent Agreement for a Consent Judgment in the amount of $50,000. Safe TV, LLC has no assets and there have been no operations by Safe TV, LLC since the date of acquisition by Vinco Ventures, Inc. On April 5, 2021, the Company, through Safe TV Shop, LLC, entered into a Settlement Agreement and Release of Claims (the “Settlement”). Under the terms of the Settlement, the Company is to make payment in the amount of $25,000 on or before April9, 2021. The Company made payment in the amount of $25,000 on April 8, 2021.

Gerald Whitt, et al. v. Vinco Ventures, CBAV1, LLC, et al.

On October 27, 2020, Gerald Whitt, et al, the minority shareholders of Cloud b Inc. (“Whitt Plaintiffs”) filed a civil complaint in the Superior Court of the State of California against Vinco Ventures, Inc., CBAV1, LLC and other parties, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy (the “Whitt Complaint”). The Whitt Plaintiffs seek “in excess of $8,000,000” in damages. Defendants’ position is that the Whitt Complaint is frivolous and the filing of same was an abuse of process. Defendants have not been served with the Whitt Complaint.

In re CBAV1, LLC, Debtor, Chapter 11 Bankruptcy/In re Cloud b, Inc., Debtor Chapter 7 Bankruptcy

On October 30, 2020, CBAV1, LLC filed a voluntary petition under Chapter 11 of title 11 of the United States Code, as amended (the “Bankruptcy Code”). On October 30, 2020, Cloud b filed a voluntary petition under Chapter 7 of the Bankruptcy Code. On November 15, 2020, a prospective buyer entered into a non-binding letter of intent to purchase the CBAV1 Assets for $2,250,000. On December 18, 2020, CBAV1, LLC filed a motion to sell substantially of the CBAV1 Assets free and clear of all interests, liens, claims and encumbrances. On that same date, CBAV1, LLC also filed a motion to approve (i) certain procedures for the submission of bids in connection with the sale of substantially all of the assets, (ii) the break-up fee and expense reimbursement, (iii) scheduling an auction and (iv) scheduling a sale hearing. On January 21, 2021, the prospective buyer entered into an asset purchase agreement to buy the CBAV1 Assets for $2,250,000, on terms and conditions set forth therein.

Vinco Ventures, Inc., et al. v. Milam Knecht & Warner, LLP, Michael D. Milam, Gerald Whitt, Alexander Whitt, et al.

On December 31, 2020, Vinco Ventures, Inc., and other parties, filed a complaint against the Whitt Plaintiffs, and other parties, with the United States District Court for Eastern District of Pennsylvania, alleging intentional misrepresentation, negligent misrepresentation, negligence, conspiracy, unfair business practices, abuse of process, civil extortion, trade libel and defamation.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2020 and 2019, there were 14,471,403 and 8,015,756 shares of common stock issued and outstanding, respectively.

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

On October 16, 2020, the Company filed a Certificate of Designation (the “Designation”) with the Secretary of State of Nevada, which designates 1,000,000 shares of the Company’s preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock (“Series B”). Pursuant to the terms of the Designation, holders of the Series B shall be entitled to dividends, a liquidation preference and shall have conversion rights. Each share of Series B shall be convertible into 1 share of Common Stock, on or after the twelve-month anniversary of the Original Issue Date at the option of the Holder thereof, for a total not to exceed 1,000,000 shares of Common Stock. The holders of the Series B shall have no voting rights. As of December 31, 2020 and 2019, there were 764,618 and 0 shares of preferred stock issued and outstanding, respectively.

Stock-Based Compensation

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 (287,659 remaining as of April 9, 2021) shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 (258,376 remaining as of April 9, 2021) shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan.

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

	For the Twelve Months Ended December 31,
	2020	2019
Stock option awards	$46,605	$175,675
Non-employee awards	3,100,255	1,564,670
Restricted stock unit awards	68,400	447,300
Phantom stock awards	26,504	112,270
	$3,241,764	$2,299,915

The stock-based compensation is included in selling, general and administrative expense for the twelve months ended December 31, 2020 and 2019.

For the years ended December 31, 2020 and, the Company recorded stock-based compensation expense of $3,241,764 and $2,299,915, respectively,

The following table summarizes stock option award activity during 2020:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2019	290,000	$5.55	4.2	-
Granted	-	-	-	-
Forfeited	(210,000)	5.00	-	-
Balance, December 31, 2019	80,000	$7.01	2.7	-
Exercisable, December 31, 2019	53,333	7.01	3.7	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance, December 31, 2020	80,000	7.01	2.7	-
Exercisable, December 31, 2020	80,000	7.01	2.7	-

As of December 31, 2020, there were 0 unvested options to purchase shares of the Company’s common stock and $0 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 1 year.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stockholders’ Equity — (Continued)

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 360-10-35 Property, Plant and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at carrying value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of loss and comprehensive loss.

On November 30, 2020, the Company (the “Seller”) and its wholly owned subsidiary, SRM Entertainment, LTD (“SRM”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”)(the “Buyer”). Under the terms of the Exchange Agreement, the Buyer agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Seller. As consideration for the purchase of the Exchange Shares, the Buyer agreed to exchange 200,000 shares of its restricted common stock (the “Consideration Shares”), symbol JUPW as listed on NASDAQ Capital Markets. The Company made the decision to divest the amusement park business due to the slow re-openings of amusement parks around the world and the investment that would have been needed to remain open and the investment required to relaunch as the amusement parks begin to get back to full capacity.

The following table presents the carrying values of the assets and liabilities of our discontinued operations at December 31, 2020 and 2019, respectively:

	For the Twelve Months Ended December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$43,405	$178,485
Accounts receivable, net	237,093	803,316
Inventory	77,710	126,739
Prepaid expenses and other current assets	42,104	31,667
Income tax receivable	120,211	147,889
Total current assets	520,523	1,288,096
Property and equipment, net	28,504	56,049
Total assets	$549,027	$1,344,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$677,326	$1,382,055
Accrued expenses and other current liabilities	73,615	109,607
Line of credit	-	-
Notes payable, current	-	-
Due to related party	-	-
Total current liabilities	$750,941	$1,491,662

The following table presents the summary results of operations of our discontinued operations for the years ended December 31, 2020 and 2019, respectively:

	For the Twelve Months Ended December 31,
	2020	2019
Revenues, net	$2,727,346	$7,105,630
Cost of revenues	2,145,989	5,289,781
Gross profit	581,357	1,815,849

Operating expenses:
Selling, general and administrative	1,211,050	1,824,645
Operating income	(629,693)	(8,796)

Other (expense) income:
Interest income	1	985
Total other (expense) income	1	985
Loss before income taxes	(629,692)	(7,811)
Income tax expense	(12,940)	(2,826)
Net (loss) income	$(642,632)	$(10,637)

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events

On January 5, 2021, the Company issued 750,000 shares of common stock valued at $1,125,000 as per the terms of the Platform License Agreement between the Company and Honey Badger Media, LLC dated November 10, 2020.

On January 5, 2021, the Company issued 150,000 shares of common stock valued at $225,000 under the Company’s 2020 Omnibus Plan to a consultant for services rendered on behalf of the Company.

On January 10, 2021, the Company entered into a Second Amendment to Note Agreement (the “Amendment”) with Equity Trust Company (the “Noteholder”). Under the terms of the Amendment, the Company is to issue the Noteholder 20,000 additional incentive shares and make payments of $20,000 on January 22, 2021 and $20,000 on February 12, 2021 with the remaining principal and interest payable on or before February 26, 2021. In the event the Company fails to make any of the payments, the Company shall issue the Noteholder an additional 15,000 shares of restricted common stock. The Company paid the Note in full on January 27, 2021.

On January 11, 2021, the Company issued 100,000 shares of common stock valued at $150,000 under the Company’s 2020 Omnibus Plan to a consultant for services rendered on behalf of the Company.

On January 19, 2021, the Company issued 200,000 shares of common stock valued at $300,000 for the partial exercise of the warrant issued in connection with the Greentree financing.

On January 10, 2021, the Company entered into a Second Amendment to Note Agreement (the “Amendment”) with Richard O’Leary (the “Noteholder”). Under the terms of the Amendment, the Company is to issue the Noteholder 5,000 additional incentive shares and make payments of $5,000 per week beginning on January 25, 2021with the remaining principal and interest payable on or before February 26, 2021. In the event the Company fails to make any of the payments, the Company shall issue the Noteholder an additional 5,000 shares of restricted common stock. The Company paid the Note in full on January 27, 2021.

On January 20, 2021, we entered into an Agreement to Complete a Plan of Merger (the “Merger Agreement”) with ZASH Global Media and Entertainment Corporation (“ZASH”) and Vinco Acquisition Corporation, a subsidiary of ours formed for the sole purpose of the merger contemplated by the Merger Agreement (the Merger Sub”). The Merger Agreement contemplates a reverse triangular merger of Merger Sub with and into ZASH in a transaction intended to qualify as a tax-free reorganization under Sections 368(a)(l)(A) and 368(a)(2)(E) of the Internal Revenue Code. Under the terms of the Merger Agreement, the holders of ZASH common stock will receive shares of the Company’s common stock (the “Merger Shares”) in exchange for all of their issued and outstanding ZASH shares of common stock. ZASH will then become an indirect wholly owned subsidiary of the Company. The merger will represent a change of control transaction as upon the completion of the merger, the shareholders of ZASH will own a controlling interest in the Company. The merger and the issuance of the Merger Shares are subject to adoption and approval by the holders of a majority of the outstanding shares of the Company’s common stock.

In connection with the merger, the certificate of incorporation of the Company will be amended and restated, and the name of the Company will be changed to “ZASH Global Media and Entertainment Corporation.” The bylaws of the Company will also be amended and restated to become the equivalent of the bylaws of ZASH immediately prior to the closing under the Merger Agreement (the “Closing”). At the Closing, certain officers and directors of the Company immediately prior to the effective time of the merger will resign and the officers and directors of ZASH immediately prior to the Closing will be appointed as officers and directors of the Company and the surviving corporation in the merger, in each case until their respective successors are duly elected or appointed and qualified; provided, however that the Company shall have the right to appoint two persons to serve as members of the board of directors of the Company and ZASH will have the right to appoint three persons to serve as members of the board of directors of the Company.

On January 20, 2021, the Company issued 27,415 shares of common stock valued at $43,041 to Jefferson Street Capital, LLC in satisfaction of its debt and accrued interest of the approximate same value against a note issued on April 7, 2020.

On January 21, 2021, the Company issued 58,000 shares of common stock valued at $87,000 to a consultant for services rendered on behalf of the Company.

On January 21, 2021, the Company issued 350,000 shares of common stock valued at $525,000 for the partial exercise of the warrant issued in connection with the Greentree financing.

On January 22, 2021, the Company issued 51,129 shares of common stock valued at $76,694 for the exercise of the placement agent warrant issued in connection with the Greentree financing.

On January 22, 2021, the Company issued 67,744 shares of common stock valued at $101,616 for the exercise of the placement agent warrant issued in connection with the Greentree financing.

On January 22, 2021, the Company issued 20,358 shares of common stock valued at $30,537 for the exercise of the placement agent warrant issued in connection with the Greentree financing.

On January 22, 2021, the Company issued 20,358 shares of common stock valued at $30,537 for the exercise of the placement agent warrant issued in connection with the Greentree financing.

On January 22, 2021, the Company issued 50,000 shares of common stock valued at $100,000 for the exercise of a warrant.

On January 25, 2021 (the “Effective Date”), Vinco Ventures Inc. (the “Company”) consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on January 21, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $12,000,000 (the “Note”) and a five (5) year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Note carries an interest rate of 6% per annum and matures on the 12-month anniversary of the Issuance Date (as defined in the Note). The Note contains a voluntary conversion mechanism whereby the Noteholder may convert at any time after the Issuance Date, in whole or in part, the outstanding balance of the Note into shares of the Common Stock at a conversion price of $2.00 per share (the “Conversion Shares”). The Note shall be a senior obligation of the Company and its subsidiaries. The Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Note will accrue at a rate of twelve percent (12%) per annum and the outstanding principal amount of the Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Note will become, at the Note holder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the Note), the Note’s holder may require the Company to purchase any outstanding portion of the Note in cash at a price in accordance with the terms of the Note. Subsequent to the issuance of the Note, the Investor has converted $11,000,000 principal as of the date of this filing.

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 250% of the shares of Common Stock initially issuable to each Investor pursuant to the Investor’s Note. The Warrant contains an exercise price of $2.00 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 15,000,000 shares of Common Stock (the “Warrant Shares”).

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events — (Continued)

The Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission (the “Commission”) a Registration Statement by 30 days following the Closing Date to register the Conversion Shares and Warrant Shares (the “Registration Statement”); and (ii) use all commercially reasonable efforts to have the Registration Statement declared effective by the Commission within 60 days following the Closing Date or at the earliest possible date, or 75 days following the Closing Date if the Registration Statement receives comments from the Commission.

Palladium Capital Group, LLC (the “Placement Agent”) acted as placement agent for the Offering. The Placement Agent received cash compensation of $1,080,000 (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Placement Agent also received a Warrant in an amount equal to 8% of the shares of Common Stock initially issuable to each Investor pursuant to the Investor’s Note.

On January 29, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering of $3,300,000 (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “SPA”) entered into by the Company on January 28, 2021 with BHP Capital NY Inc (the “Investor”), the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

Pursuant to the SPA, the Investor received a Warrant in an amount equal to 100% of the shares of Common Stock issued to the Investor under the SPA. The Warrant contains an exercise price of $2.20 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 1,500,000 shares of Common Stock (the “Warrant Shares”).

The Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission (the “Commission”) a Registration Statement by 30 days following the Closing Date to register the Conversion Shares and Warrant Shares (the “Registration Statement”); and (ii) use all commercially reasonable efforts to have the Registration Statement declared effective by the Commission within 60 days following the Closing Date or at the earliest possible date, or 75 days following the Closing Date if the Registration Statement receives comments from the Commission.

On January 29, 2021, the Company issued 100,000 shares of common stock valued at $327,000 to a consultant for services rendered on behalf of the Company.

On February 1, 2021, the Company issued 27,415 shares of common stock valued at $87,454 to Jefferson Street Capital, LLC in satisfaction of its debt and accrued interest of the approximate same value against a note issued on April 7, 2020.

On February 2, 2021, the Company issued 100,000 shares of common stock valued at $319,000 for settlement of investment banking services.

On February 2, 2021, the Company issued 209 shares of common stock for a cashless exercise of a warrant.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events — (Continued)

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company filed an Amendment to the Certificate of Designation (the “Amendment”) for the Company’s Series B Convertible Preferred Stock (“Preferred Stock”). Under the Amendment, each share of Preferred Stock shall entitle the holder thereof to vote on all matters voted on by the holders of Common Stock, voting together as a single class with other shares entitled to vote at all meetings of the stockholders of the Corporation. With respect to any such vote, each share of Preferred Stock shall entitle the holder thereof to cast the number of votes equal to the number of whole shares of Common Stock into which such shares of Preferred Stock are then convertible (the “Conversion Shares”). Such right may be exercised at any annual meeting or special meeting, or pursuant to any written consent of stockholders.

On February 4, 2021, the Company issued 243,483 shares of common stock valued at $486,966 as true up shares in connection with the Greentree financing.

On February 4, 2021, the Company issued 25,000 shares of common stock valued at $40,750 as incentive shares for a Note Agreement dated November 2, 2020.

On February 4, 2021, the Company issued 25,000 shares of common stock valued at $31,250 to a consultant for services rendered on behalf of the Company.

On February 4, 2021, the Company issued 255,000 shares of common stock valued at $351,900 to certain employees for services rendered on behalf of the Company.

On February 4, 2021, the Company issued 210,000 shares of common stock valued at $287,700 to Directors of the Company’s Board of Directors for services rendered.

On February 4, 2021, the Company issued 150,000 shares of common stock valued at $205,500 to a consultant for services rendered on behalf of the Company.

On February 18, 2021, the Company issued 13,705 shares of common stock valued at $52,764 to certain employees for services rendered on behalf of the Company.

On February 18, 2021, the Company issued 25,000 shares of common stock valued at $50,000 for the exercise of a warrant.

On February 19, 2021, the Company issued 25,000 shares of common stock valued at $99,750 for the extended use of a trademark.

On February 23, 2021, the Company issued 25,000 shares of common stock valued at $68,500 for expenses related to a joint venture.

On February 23, 2021, the Company issued 60,000 shares of common stock valued at $231,000 to the Company’s counsel for services rendered on behalf of the Company.

On February 23, 2021, the Company issued 450,000 shares of common stock valued at $792,000 to certain employees as per the terms of their employment agreements.

On February 23, 2021 (the “Effective Date”), Vinco Ventures, Inc. (the “Company”) consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on February 18, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $10,000,000 (the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Note carries an interest rate of 6% per annum compounding monthly and matures on February 23, 2022. The Note contains a voluntary conversion mechanism whereby the Noteholder may convert at any time after the Issuance Date, in whole or in part, the outstanding principal and interest under the Note into shares of the Common Stock at a conversion price of $4.847 per share (the “Conversion Shares”). The Note shall be a senior unsecured obligation of the Company and its subsidiaries. The Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Note will accrue at a rate of twelve percent (12%) per annum and the outstanding principal amount of the Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Note will become, at the Note holder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the Note), the Note’s holder may require the Company to purchase any outstanding portion of the Note in cash at a price in accordance with the terms of the Note.

On February 24, 2021, the Company entered into a Settlement Agreement and General Release of All Claims (the “Settlement Agreement”) with Edison Nation, LLC, Pearl 33 Holdings, LLC and Christopher Ferguson (collectively, the “Settling Defendants”) and Oceanside Traders, LLC (the “Plaintiff”). Under the terms of the Settlement Agreement, the Settling Defendants agreed to pay the Plaintiff the sum of $150,000 within one business day of execution of the Settlement Agreement. In exchange, the Plaintiff agreed to dismiss the Amended Complaint in its entirety and with prejudice against the Settling Defendants. The Company made payment in the amount of $150,000 on February 25, 2021.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events — (Continued)

On March 2, 2021, the Company issued 1,505,502 shares of common stock valued at $3,011,004 to a noteholder for conversion against a convertible note.

On March 2, 2021, the Company issued 150,000 shares of common stock valued at $187,500 to a consultant for services rendered on behalf of the Company.

On March 2, 2021, the Company issued 16,667 shares of common stock valued at $20,000 to a director in satisfaction of compensation due for services as a director.

On March 2, 2021, the Company issued 79,167 shares of common stock valued at $95,000 to a director in satisfaction of compensation due for services as a director.

On March 2, 2021, the Company issued 83,333 shares of common stock valued at $100,000 to a director in satisfaction of compensation due for services as a director.

On March 2, 2021, the Company issued 75,000 shares of common stock valued at $90,000 to a director in satisfaction of compensation due for services as a director.

On March 2, 2021, the Company issued 5,000 shares of common stock valued at $7,850 to a noteholder as additional incentive shares as per terms of an amendment.

On March 2, 2021, the Company issued 20,000 shares of common stock valued at $26,600 to a noteholder as additional incentive shares as per terms of an amendment.

On March 2, 2021, the Company issued 10,000 shares of common stock valued at $13,900 to a noteholder as additional incentive shares as per terms of an amendment.

On March 2, 2021, the Company issued 30,000 shares of common stock valued at $40,800 to an employee for services rendered on behalf of the Company.

On March 2, 2021, the Company issued 50,000 shares of common stock valued at $68,000 to an employee for services rendered on behalf of the Company.

On March 10, 2021 and March 11, 2021, the Company’s Cloud B intellectual property was auctioned via a bankruptcy sale of CBAV 1, LLC. On March 12, 2021, the bankruptcy court approved the sale of the CBAV1, LLC Assets to the winning bidder at the auction held for a total sum of $3,000,000, contingent upon a cash payment at closing which is anticipated on April 15, 2021 in the amount of $2,650,000 and additional payments in the amount of $150,000 on April 15, 2022 and $200,000 on April 15, 2023. The winning bidder, BTL Diffusion SARL (“BTL”), entered into a certain asset purchase agreement with CBAV1 and an asset purchase agreement with Edison Nation, LLC (“Edison APA”). Both APAs were contingent upon a first closing which required, among other things, BTL making a deposit in the amount of $700,000 to be held in escrow. On April 8, 2021, the first closing occurred and those funds are held in escrow and the second closing is scheduled for April 15, 2021. We currently do not have access to those funds until the close of the transaction.

On March 12, 2021 the Company issued 100,167 shares of common stock valued at $200,334 to a noteholder for conversion against a convertible note.

On March 18, 2021 the Company issued 150,425 shares of common stock valued at $300,850 to a noteholder for conversion against a convertible note.

On March 19, 2021 the Company issued 250,750 shares of common stock valued at $501,500 to a noteholder for conversion against a convertible note.

On March 19, 2021 the Company issued 501,750 shares of common stock valued at $1,003,500 to a noteholder for conversion against a convertible note.

On March 19, 2021 the Company issued 1,003,667 shares of common stock valued at $2,007,334 to a noteholder for conversion against a convertible note.

On March 19, 2021 the Company issued 1,003,667 shares of common stock valued at $2,007,334 to a noteholder for conversion against a convertible note.

On March 19, 2021 the Company issued 1,003,667 shares of common stock valued at $2,007,334 to a noteholder for conversion against a convertible note.

On March 26, 2021, the Company issued 96,000 shares of common stock valued at $192,000 upon partial exercise of a warrant issued to a placement agent.

On March 30, 2021, the Company through its subsidiaries, Edison Nation, LLC CBAV1, LLC and Ferguson Containers (collectively, the “Obligors”), entered into a Termination Agreement (the “Agreement”) with CSNK Working Capital Finance (D/B/A Bay View Funding)(the “Buyer”). Under the terms of the Agreement, the Obligor shall remit payment in the amount of $14,135.05 to the Buyer as a Payout for early termination of the Factoring Agreement dated February 21, 2020.

On March 30, 2021, the Company, Vinco Acquisition Corporation and ZASH entered into that certain First Amendment to Agreement to Complete a Plan of Merger, which amends the Merger Agreement dated January 20, 2021 to extend the closing date of the merger to on or about May 28, 2021.

On March 31, 2021, the Company entered into three separate Consulting Agreements (the “Agreements”) with non-affiliated consultants to provide consulting services consisting of implementation of the Company’s business plan, investor relation services, introduction of potential investors, news distribution, markets and sales. Under the terms of the Agreements, each Consultant shall receive 50,000 shares of common stock upon execution of the Agreement and shall receive an additional 50,000 shares of common stock at the 60-day anniversary of each of the Agreements. The Agreements have a term of six (6) months.

On April 5, 2021, the Company, through Safe TV Shop, LLC, entered into a Settlement Agreement and Release of Claims (the “Settlement”). Under the terms of the Settlement, the Company is to make payment in the amount of $25,000 on or before April9, 2021. The Company made the payment on April 8, 2021.

On April 7, 2021, the Company issued 150,000 shares of common stock valued at $382,500 for consulting services as per the Consulting Agreements entered into on March 31, 2021.

On April 7, 2021, the Company issued 525,541 shares of common stock valued at $924,952 to an employee as per the terms of an employment agreement.

On April 7, 2021, the Company issued 475,451 shares of common stock valued at $836,794 to an employee as per the terms of an employment agreement.

On April 7, 2021, the Company issued 597,273 shares of common stock valued at $1,051,200 to an employee as per the terms of an employment agreement.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, we determined that, there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

As of December 31, 2020, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position(s)
Executive Officers
Christopher B. Ferguson	51	Chief Executive Officer and Chairman
Kevin Ferguson	59	President and Treasurer
Brett Vroman	40	Chief Financial Officer and Corporate Secretary
Brian McFadden	35	Chief Strategy Officer

Non-Employee Directors
Frank Jennings (1)(2)(3)	48	Director
Louis Foreman	51	Director
Kevin O’Donnell (1)(2)(3)	44	Director
Mary Ann Halford (1)(2)(3)	55	Director

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

Brian Mc Fadden has been our Chief Strategy Officer since November 2020. A serial entrepreneur himself, Mr. McFadden is charged with identifying and targeting company acquisitions to ensure long term growth and scale. Mr. McFadden brings with him a wealth of knowledge in the consumer products space, specifically the live shopping and e-commerce markets. In previous roles, Mr. McFadden oversaw development efforts to secure several cellular communications patents for products in the safety and security market. He was also responsible for the implementation of the individual product launches, specifically focused on the home shopping outlets. A Hamilton College graduate, Mr. McFadden supports entrepreneurs in their early-stage growth efforts in the pursuit to BE BIG.

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

Kevin J. O’Donnell has been a member of our board of directors since March 2019, and founded PopTop Partners, LLC, a boutique investment firm specializing in small to mid-market companies with an emphasis on the retail and restaurant sector in April 2011 and continues to serve as the firm’s Managing Partner to the present day. Mr. O’Donnell brings close to 20 years of strategic corporate growth, financial structuring, and business development initiatives to emerging growth companies. From May 2007 to June 2010, Mr. O’Donnell served as the Founder/President of KOR Capital, LLC, a private equity and consulting firm specializing in turn around management of mid-market companies. From December 1999 to February 2007, Mr. O’Donnell was a Co-Founder and Principal of ALS, LLC, a human resources management organization. Mr. O’Donnell holds a Bachelor of Arts from the University of Central Florida. Mr. O’Donnell’s service in both operational and leadership roles provides a significant benefit to our audit, nominating and corporate governance, and compensation committees, as well as to our board of directors.

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

In this section, we describe the roles and responsibilities of our board of directors and its committees and describe our corporate governance policies, procedures and related documents. The charters of the audit, nominating and corporate governance, and compensation committees of our board of directors, our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be accessed electronically under the “Governance” link on the Investor Relations page of our website at https://www.vincoventures.com. (The inclusion of our website address in this section does not include or incorporate by reference the information on our website into this Annual Report.) We will also provide a copy of the audit and compensation committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics without charge upon written request sent to our Investor Relations department at Investor Relations, 1 West Broad Street, Suite 1004, Bethlehem, Pennsylvania 18018 or (866) 900-0992.

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

Board of Directors

c/o Corporate Secretary

Vinco Ventures, Inc.

1 West Broad Street, Suite 1004

Bethlehem, Pennsylvania 18018

This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information, including: the name and address of the shareholder delivering the notice as it appears on our books; the class and number of shares owned beneficially and of record by such shareholder; information about derivative instruments beneficially owned by such shareholder and any opportunity to profit or share in any profit derived from any increase or decrease in the value of the shares of our stock; any proxy, contract, arrangement, understanding or relationship pursuant to which such shareholder has a right to vote any shares of our stock; any short interest in any of our securities held by such shareholder; any rights to dividends on shares of our stock owned beneficially or of record by such shareholder that are separated or separable from the underlying shares of stock; any proportionate interest in shares of our stock or derivative instruments held by a general or limited partnership in which such shareholder is, or owns a beneficial interest in, the general partner; any performance-related fees to which such shareholder is entitled based on the value of our securities; any arrangement or understanding between such shareholder and the proposed nominee; and whether such shareholder intends to deliver a solicitation notice, as more fully described in our Second Amended and Restated Bylaws. The foregoing summary does not include all requirements a shareholder must satisfy in order to nominate a candidate to our board of directors. Shareholders who wish to recommend a nominee to our board of directors should carefully read our Second Amended and Restated Bylaws, which are available at www.vincoventures.com. (The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.)

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

Director Nomination Process

Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all shareholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors’ priority in selecting board members is the identification of persons who will further the interests of our shareholders through his or her record of professional and personal experiences and expertise relevant to our business.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, www.vincoventures.com. In addition, we post on our website all disclosures that are required by law or the listing standards of the Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. (Reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report).

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

Summary Compensation Table

The following table provides information regarding the compensation awarded to or earned during 2020 and 2019, as applicable, by our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)	Total ($)
Christopher B. Ferguson	2020	160,963		—	—	—	—	160,963
Chief Executive Officer	2019	175,000	(4)	—	—	—	—	175,000

Philip Anderson (3)	2020	—		—	—	—	—	—
Chief Strategy Officer, former Chief	2019	105,769		—	65,626	—	59,245	230,640
Financial Officer

Bruce Bennett	2020	69,622	(6)	—	—	—	2,211	71,833
EVP and Chief Product Officer	2019	170,019		—	—	—	8,844	178,863

Brett Vroman	2020	176,924		—	—	—	—	176,924
Chief Financial Officer and Corporate	2019	180,000	(5)	—	—	—	—	180,000
Secretary

Brian Mc Fadden (7)	2020	—		—	—	—	—	—
Chief Strategy Officer

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

(5) Mr. Vroman served as the Company’s Controller until June 6, 2019 and was appointed Chief Financial Officer on June 7, 2019. Mr. Vroman was only paid $160,000 during 2019 and the remaining $20,000 has been voluntarily deferred until an undetermined future date.

(6) Mr. Bennett received $2,211 and $8,844 during 2020 and 2019, respectively, as an allowance for his automobile. On June 30, 2020, Mr. Bennett separated from any employment with the Company.

(7) Mr. Mc Fadden was retained as the Company’s Chief Strategy Officer on November 10, 2020. Mr. Mc Fadden received no compensation during fiscal 2020.

Narrative to Summary Compensation Table

General

During 2020 and 2019, we compensated our named executive officers through a combination of base salary, cash bonuses and other benefits including car allowances. Each of our named executive officers has substantial responsibilities in connection with the day-to-day operations of our Company. Since we were recently formed, the amounts indicated in the table above reflect compensation paid or accrued directly by our operating subsidiaries for these individuals prior to the formation of the Company.

Base Salary

The base salaries of our named executive officers were historically reviewed and set annually by the board of directors of SRM and Fergco; base salaries were also reviewed upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for our named executive officers for 2020, 2019 and into the future, our compensation committee relied and will continue to rely on external market data and peer data obtained from outside sources. In addition to considering the information obtained from such sources, our compensation committee will consider:

●	each named executive officer’s scope of responsibility; and

●	each named executive officer’s years of experience and experience in our industry; and

●	the types and amount of the elements of compensation to be paid to each named executive officer; and

●	our financial performance and performance with respect to other aspects of our operations, such as our growth and profitability; and

●	each named executive officer’s individual performance and contributions to our performance, including leadership and teamwork.

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

Stock Awards

Our stock incentive awards are issued under the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) originally adopted by our board of directors in December 2017 and amended and restated on September 6, 2018. The Plan provides for up to 1,764,705 (207,659 remaining as of April 9, 2021) shares of our common stock, or approximately 15% of our outstanding shares calculated on a fully diluted basis, to be issued as stock-based incentives. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our shareholders and reward our executive officers for improved Company performance.

On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 (258,376 remaining as of April 9, 2021) shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan.

Section 162(m) of the Code

Section 162(m) of the Code generally limits the corporate tax deduction for compensation in excess of $1 million that is paid to our named executive officers. Section 162(m) of the Code was amended by the Tax Cut and Jobs Act of 2018 so that the exceptions for payment of “performance-based compensation” or commissions have been eliminated. However, because we recently became a publicly held corporation in connection with an initial public offering, the $1 million annual deduction limit does not apply during a limited “transition period” for compensation paid under our Plan. This relief applies to stock incentive awards of that are outstanding as well as future awards granted with respect to shares available under the Plan. The compensation committee intends to continue to rely on the transition relief until it expires at our annual meeting of shareholders in 2020 or, if sooner, when the shares currently available for awards at the time of the initial public offering have been depleted.

Employment Agreements

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464.

Outstanding Equity Awards at April 12, 2021

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers, at April 12, 2021.

Option Awards
Name	Number of securities underlying unexercised option exercisable (#)	Number of securities underlying unexercised option unexercisable (#)	Option exercise price ($)	Option expiration date
Christopher B. Ferguson	-	-	$-	-
Bruce Bennett	-	-	$-	-
Brett Vroman	80,000	-	$7.01	9/26/2023
Brian McFadden	-	-	$-	-

Non-Employee Director Compensation

We do not have a formal policy with respect to compensation payable to our non-employee directors for service as directors. The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Louis Foreman	40,000	60,450	-	-	100,450
Frank Jennings	40,000	60,450	-	-	100,450
Kevin O’Donnell	40,000	60,450	-	-	100,450
Toper Taylor (1)	20,000	120,000	-	-	140,000
Mary Ann Halford (2)	30,000	60,450	-	-	90,450

(1)	On April 14, 2020, Toper Taylor provided notice of his intention to resign as a member of the Board of Directors (the “Board”) of Vinco Ventures, Inc. (the “Company”), effective as of April 14, 2020 (the “Taylor Resignation”). Mr. Taylor served as the chairman of the Board’s nominating and corporate governance committee and as a member of the Board’s audit committee and compensation committee. Mr. Taylor’s resignation was not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

(2)	On April 14, 2020, the Board appointed Mary Ann Halford to serve as a member of the Company’s Board and to serve as the chairman of the nominating and corporate governance committee, as well as a member of the Board’s audit committee and compensation committee.

(3)	On November 15, 2019, in lieu of granting the Options, the Company granted the board of directors restricted stock units of 20,000 shares which vested immediately. In addition, on November 15, 2019, the Company granted each non-employee director restricted stock units of 30,000 shares, which vested on January 1, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the beneficial ownership of our Common Stock as of April 12, 2021 by:

●	each shareholder known by us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

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

The percentage of beneficial ownership is based on 66,248,407 shares of our common stock outstanding as of April 12, 2021, which includes 27,434,246 shares of common stock outstanding, 480,405 shares of common stock issuable under a Senior Convertible Note issued in the Hudson Bay financing dated January 25, 2021, 15,000,000 shares of common stock issuable under a warrant issued in connection with the Hudson Bay financing dated January 25, 2021, 2,186,920 shares of common stock issuable under a Senior Convertible Note issued in the Hudson Bay financing dated February 23, 2021, 18,568,188 shares of common stock issuable under a warrant issued in connection with the Hudson Bay financing dated February 23, 2021, 1,500,000 shares of common stock issuable under a warrant issued in connection with the BHP financing, 384,000 shares of common stock issuable upon exercise of a warrant issued in connection with the placement of the Hudson Bay financing dated January 25, 2021, 80,000 shares of common stock issuable upon the exercise of an option issued to one of our executives and 764,618 shares of common stock issuable upon conversion of the Company’s Series B Convertible Stock which are all outstanding as of April 12, 2021 and excludes:

●	1,764,705 (207,659 remaining as of April 9, 2021) shares of common stock reserved for future issuance under the Vinco Ventures, Inc. Omnibus Incentive Plan (the “Plan”);
●	1,764,705 (258,376 remaining as of April 9, 2021) shares of common stock reserved for future issuance under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan (the “Amended Plan”) registered on Form S-8 on July 15, 2020;
●	285,632 shares of common stock issuable upon conversion of the 4%, 5-year senior convertible notes in connection with the Edison Nation Holdings, LLC acquisition.
●	30,000 shares of common stock issuable upon exchange of a Restricted Stock Unit

Name of Beneficial Owner	Number of Shares	Percentage
5% Shareholders (1)
Hudson Bay Master Limited Fund, Ltd. (2)	36,235,513	54.70%

Executive Officers and Directors
Christopher B. Ferguson (3)	2,444,291	3.69%
Kevin Ferguson (4)	363,500	* %
Brett Vroman (5)	708,540	1.07%
Frank Jennings (6)	185,450	* %
Louis Foreman (7)	669,080	1.01%
Kevin O’Donnell (8)	194,558	* %
Mary Ann Halford (9)	76,667	* %
Brian McFadden (10)	1,373,957	2.07%
Total Executive Officers and Directors	6,016,044	9.08%

*Represents beneficial ownership of less than one percent (1%).

(1) The address for each shareholder listed in the table above is: c/o Vinco Ventures, Inc. 1 West Broad Street, Suite 1004, Bethlehem, Pennsylvania 18018.

(2) Includes 480,405 shares of common stock issuable under a Senior Convertible Note issued in the Hudson Bay financing dated January 25, 2021, 15,000,000 shares of common stock issuable under a warrant issued in connection with the Hudson Bay financing dated January 25, 2021, 2,186,920 shares of common stock issuable under a Senior Convertible Note issued in the Hudson Bay financing dated February 23, 2021 and 18,568,188 shares of common stock issuable under a warrant issued in connection with the Hudson Bay financing dated February 23, 2021.

(3) Includes 1,455,750 shares of common stock held by Mr. Ferguson’s spouse, Lelainya D. Ferguson, 13,000 shares of common stock held by FergcoBros, LLC and 975,541 shares of common stock individually. Mr. Ferguson disclaims beneficial ownership of the shares held in the name of FergcoBros, LLC.

(4) Includes 13,000 shares of common stock held by FergcoBros, LLC and 350,500 shares of common stock individually by Mr. Ferguson. Mr. Ferguson disclaims beneficial ownership of the shares held in the name of FergcoBros, LLC.

(5) Includes 628,541 shares of common stock held by Mr. Vroman and 80,000 shares of common stock issuable under the option held by Mr. Vroman.

(6) Includes 185,450 shares of common stock held by Mr. Jennings.

(7) Includes 390,538 shares of common stock held by Mr. Foreman and 278,542 shares of common stock held in the name of Venture Six, LLC. Mr. Foreman is the managing member of Venture Six, LLC and disclaims beneficial ownership of the Venture Six Shares reported.

(8) Includes 193,568 shares of common stock held by Mr. O’Donnell,325 shares of common stock held in Mr. O’Donnell’s spouse and 575 shares of common stock held by Mr. O’Donnell’s children.

(9) Includes 76,667 shares of common stock held by.

(10) Includes 991,648 shares of common stock held by Mr. McFadden and 382,309 shares of common stock issuable to Mr. McFadden upon conversion of the Company’s Series B Preferred Stock.

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

Related Party Transactions

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Vinco Ventures, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our President holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Vendor $239,283 that was utilized to pay for deposits with the Vendors factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement. The balance outstanding at December 31, 2020 is $155,768.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of December 31, 2020 and December 31, 2019, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Vinco Ventures on behalf of SRM LLC and NL Penn. As of December 31, 2020 and December 31, 2019, the net amount due to related parties was $32,452 and $17,253, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Vinco Ventures pursuant to terms and conditions similar to the current working capital lenders to Vinco Ventures such as Franklin Capital. In addition, Vinco Ventures borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Vinco Ventures by Franklin Capital. In addition, there was accounts receivable of approximately $104,000 due from SRM LLC which was included as part of accounts receivable in the condensed consolidated balance sheet.

Enventys Partners, LLC

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a member of the Company’s board of director, is also the Chief Executive Officer and the largest equity holder of Enventys. We incurred fees of approximately $97,500 related to the services performed by Enventys for the year ended December 31, 2019. During 2019, the Company and Enventys agreed to the cancellation of the agreement. The balance outstanding at December 31, 2020 is $105,424.

Stock Option and Other Compensation Plans

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 (207,659 remaining as of April 12, 2021) shares of common stock to help align the interests of management and our shareholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 (258,376 remaining as of April 12, 2021) shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Marcum, LLP for professional accounting services rendered for the fiscal years ended December 31, 2020 and 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	$277,486	$152,500
Audit-Related Fees	72,400	—
Tax Fees (2)	—	—
Other Fees (3)	98,571	393,617
Total	$448,457	$546,117

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

PART IV

ITEM 15. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.1	March 26, 2020
10.1	Form of Senior Convertible Promissory Note	8-K	2.1	July 6, 2018
10.2	Membership Interest Purchase Agreement dated June 29, 2018	8-K	10.1	July 6, 2018
10.3	Fifth Amended and Restated Operating Agreement of Edison Nation Holdings, LLC, dated September 4, 2018	8-K	10.2	September 6, 2018
10.4	Registration Rights Agreement dated September 4, 2018	8-K	10.3	September 6, 2018
10.5+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.6	Securities Purchase Agreement, dated March 6, 2019	8-K	10.1	March 13, 2019
10.7	Senior Convertible Promissory Note, dated March 6, 2019	8-K	10.2	March 13, 2019
10.8	Pledge Agreement, dated March 12, 2019	8-K	10.3	March 13, 2019
10.9	Form of Securities Purchase Agreement dated May 13, 2019	8-K	10.1	May 17, 2019
10.10	Form of Senior Convertible Promissory Note dated May 13, 2019	8-K	10.2	May 17, 2019
10.11	Settlement and Release Agreement dated June 17, 2019 with FirstFire Global Opportunities Fund, LLC	8-K	10.1	June 19, 2019
10.12	Loan Agreement with Tiburon Opportunity Fund, dated June 14, 2019	8-K	10.1	June 20, 2019
10.13	Operating Agreement of Ed Roses, LLC, dated August 23, 2019	S-1	10.18	February 12, 2020
10.14	Securities Purchase Agreement with Labrys Fund, LP, dated August 26, 2019	8-K	10.1	August 29, 2019
10.15	12% Convertible Promissory Note, dated August 26, 2019	8-K	10.2	August 29, 2019
10.16	Form of Share Purchase Agreement, dated October 2, 2019	8-K	10.1	October 4, 2019
10.17	Form of Registration Rights Agreement, dated October 2, 2019	8-K	10.2	October 4, 2019
10.18	Uber Mom Asset Purchase Agreement, dated November 6, 2019	S-1	10.23	February 12, 2020
10.19	Purchase of Inventory and Repurchase Agreement with Claudia McFillin and Joseph Tropea, dated November 12, 2019	S-1	10.24	February 12, 2020
10.20	Future Receivables Sale and Purchase Agreement with Velocity Group USA Inc., dated November 18, 2019	S-1	10.25	February 12, 2020
10.21	10% Senior Secured Note with 32 Entertainment LLC, dated December 4, 2019	S-1	10.26	February 12, 2020
10.22	Common Stock Purchase Warrant with 32 Entertainment LLC, dated December 4, 2019	S-1	10.27	February 12, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.23	Registration Rights Agreement with 32 Entertainment LLC, dated December 4, 2019	S-1	10.28	February 12, 2020
10.24	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.25	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.26	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.27	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.28	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.29	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.30	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.31	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.32	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.33	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.34	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.35	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.36	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.37	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.38	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.39	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.40	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.41	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.42	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.43	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.44	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.45	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.46	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.47	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.48	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 7, 2020	10-K	10.50	May 29, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.49	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 15, 2020	10-K	10.51	May 29, 2020
10.50	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.51	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.52	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.53	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Richard O’Leary dated July 10, 2020	S-1	10.55	July 16, 2020
10.54	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA dated July 10, 2020	S-1	10.56	July 16, 2020
10.55	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Paul J. Solit and Julie B. Solit dated July 10, 2020	S-1	10.57	July 16, 2020
10.56	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020	10-Q	10.30	August 18, 2020
10.57	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020	10-Q	10.31	August 18, 2020
10.58	Amendment to Memorandum of Understanding dated August 6, 2020	10-Q	10.32	August 18, 2020
10.59	Forbearance Agreement between the Company and Jefferson Street Capital, LLC dated October 7, 2020	10-Q	10.33	November 23, 2020
10.60	Asset Purchase Agreement between Honey Badger Media, LLC and Honey Badger, LLC dated November 10, 2020	8-K	10.1	November 12, 2020
10.61	Platform License Agreement between Honey Badger Media, LLC and Honey Badger Media, LLC dated November 10, 2020	8-K	10.2	November 12, 2020
10.62	Inventory Management Agreement between Edison Nation, LLC and Forever 8 Fund, LLC dated November 17, 2020	10-Q	10.36	November 23, 2020
10.63	Stock Exchange Agreement dated between Jupiter Wellness, Inc, SRM Entertainment, Ltd and Vinco Ventures, Inc. dated November 30, 2020	8-K	1.1	December 3, 2020
10.64	Agreement to Complete a Plan of Merger between Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation dated January 20, 2021	8-K	10.1	January 21, 2021
10.65	Contribution Agreement by and among ZVV Media Partners, LLC, Vinco Ventures, Inc. and Zash Global Media and Entertainment Corporation dated January 19, 2021	8-K	10.1	January 21, 2021
10.66	Senior Convertible Note between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	4.1	January 25, 2021
10.67	Securities Purchase Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.1	January 25, 2021
10.68	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.2	January 25, 2021
10.69	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.3	January 25, 2021
10.70	Securities Purchase Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 20201	8-K	10.1	February 4, 2021
10.71	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.2	February 4, 2021
10.72	Registration Rights Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.3	February 4, 2021
10.73+	Employment Agreement between Vinco Ventures, Inc. and Christopher Ferguson dated February 2, 2021	8-K	10.1	February 8, 2021
10.74+	Employment Agreement between Vinco Ventures, Inc. and Brett Vroman dated February 2, 2021	8-K	10.2	February 8, 2021
10.75+	Employment Agreement between Vinco Ventures, Inc. and Brian McFadden dated February 2, 2021	8-K	10.3	February 8, 2021
10.76	Form of Senior Convertible Note	8-K	4.1	February 23, 2021
10.77	Form of Securities Purchase Agreement	8-K	10.1	February 23, 2021
10.78	Form of Warrant	8-K	10.2	February 23, 2021
10.79	Form of Registration Rights Agreement	8-K	10.3	February 23, 2021
10.80	Placement Agent Agreement	8-K	10.4	February 23, 2021
10.81	Amended and Restated Asset Purchase Agreement between CBAV1, LLC and BTL Diffusion SARL				*
10.82	First Amendment to Agreement to Complete a Plan of Merger, dated March 30, 2021, by and among Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation	8-K	10.1	April 9, 2021
21.1	List of Significant Subsidiaries	S-1	21.1	February 12, 2020
23.1	Consent of Marcum LLP				*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2021

VINCO VENTURES, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher B. Ferguson	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2021
Christopher B. Ferguson	(Principal Executive Officer)

/s/ Louis Foreman	Director	April 15, 2021
Louis Foreman

/s/ Frank Jennings	Director	April 15, 2021
Frank Jennings

/s/ Mary Ann Halford	Director	April 15, 2021
Mary Ann Halford

/s/ Kevin J. O’Donnell	Director	April 15, 2021
Kevin J. O’Donnell

