Form 10-Q
period 2021-03-31
Vinco Ventures, Inc.
filed 2021-05-24
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38448

VINCO VENTURES, INC.

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

As of May 24, 2021, there were 27,935,586 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,525,744	$249,356
Accounts receivable, net	1,683,294	1,382,163
Short-term investments	948,000	1,018,000
Inventory	1,123,261	1,127,725
Prepaid expenses and other current assets	603,966	522,259
Current assets of discontinued operations	1,354,546	1,042,680
Total current assets	11,238,811	5,342,183
Property and equipment, net	996,217	1,010,801
Right of use assets, net	128,871	153,034
Loan receivable	5,000,000	-
Equity method investment	7,000,000	-
Intangible assets, net	9,485,370	9,798,813
Goodwill	5,983,852	5,983,852
Non-current assets of discontinued operations	5,640,238	5,739,524
Total assets	$45,473,359	$28,028,207

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,339,009	$3,618,339
Accrued expenses and other current liabilities	1,344,750	2,101,610
Deferred revenues	131,578	152,040
Current portion of operating leases liabilities	73,054	96,777
Income tax payable	27,643	27,643
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,133,652	1,500,953
Current portion of convertible notes payable, net of debt issuance costs of $9,827,778 and $0, respectively	1,172,222	577,260
Current portion of notes payable, net of debt issuance costs of $0 and $212,848, respectively	441,192	1,301,212
Current portion of notes payable – related parties	876,500	1,389.923
Due to related party	15,450	32,452
Current liabilities of discontinued operations	589,363	487,454
Total current liabilities	7,144,413	11,285,663
Operating leases liabilities –net of current portion	58,713	58,713
Convertible notes payable – related parties, net of current portion, net of debt discount of $172,984 and $366,666, respectively	249,288	1,161,495
Notes payable, net of current portion	450,002	595,879
Notes payable – related parties, net of current portion	1,291,013	1,403,756
Warrant liability	58,235,565	-
Total liabilities	$67,428,994	$14,505,506
Commitments and Contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively	-	-
Series B Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 764,618 and 764,618 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$765	$765
Common stock, $0.001 par value, 250,000,000 shares authorized 25,685,981 and 14,471,403 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	25,686	14,471
Additional paid-in-capital	66,002,229	39,050,260
Accumulated deficit	(86,118,452)	(23,648,898)
Total stockholders’ (deficit) equity attributable to Vinco Ventures, Inc.	(20,089,772)	15,416,598
Noncontrolling interests	(1,865,863)	(1,893,897)
Total stockholders’ equity	(21,955,635)	13,522,701
Total liabilities and stockholders’ equity	$45,473,359	$28,028,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021 (Unaudited)	2020 (Unaudited)

Revenues, net	$2,565,162	$1,953,346
Cost of revenues	1,653,381	1,363,719
Gross profit	911,781	589,627

Operating expenses:
Selling, general and administrative	11,660,880	3,288,949
Operating loss	(10,749,099)	(2,699,322)

Other (expense) income:
Rental income	25,704	25,704
Interest expense	(12,694,933)	(723,957)
Loss on issuance of warrants	(75,156,534)	-
Change in fair value of warrant liability	36,381,542	-
Change in fair value of short-term investment	(70,000)	-
Total other income (expense), net	(51,514,221)	(698,253)
(Loss) income before income taxes	(62,263,320)	(3,397,575)
Income tax expense	-	-
Net loss from continuing operations	$(62,263,320)	$(3,397,575)
Net income attributable to noncontrolling interests	28,034	-
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(62,291,354)	(3,397,575)
Loss from discontinued operations	(178,200)	(244,693)
Gain on divestiture from discontinued operations	-	4,911,760
Net (loss) income attributable to Vinco Ventures, Inc.	(62,469,554)	1,269,492
Net (loss) income per share - basic	$(3.27)	$0.16
Net (loss) income per share - diluted	$(3.28)	$0.13
Weighted average number of common shares outstanding – basic	19,055,006	8,181,470
Weighted average number of common shares outstanding – diluted	19,055,006	9,637,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2021	764,618	765	14,471,403	$14,471	$39,050,260	$(23,648,898)	$(1,893,897)	$13,522,701
Issuance of common stock to noteholders	-	-	5,877,908	5,878	11,510,814	-	-	11,516,692
Issuance of common stock to investors	-	-	1,500,000	1,500	3,253,500	-	-	3,255,000
Issuance of common stock to consultants	-	-	943,000	943	2,035,392	-	-	2,036,335
Issuance of common stock to employees	-	-	1,262,872	1,263	3,290,927	-	-	3,292,190
Issuance of common stock upon exercise of warrants			880,798	881	1,689,723	-	-	1,690,604
Conversions under notes payable	-	-	5,574,425	5,574	11,088,446			11,094,020
Exercise of warrant liabilities	-	-	-	-	259,427	-	-	259,427
Stock-based compensation			-	-	3,660,436	-	-	3,660,436
Issuance of common stock acquisitions			750,000	750	1,251,750	-		1,252,500
Net income			-	-	-	(62,469,554)	28,034	(62,441,520)
Balance, March 31, 2021 (Unaudited)	764,618	765	25,685,981	$25,686	$66,002,229	$(86,118,452)	$(1,865,863)	$21,955,635

Balance, January 1, 2020	-	-	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432
Issuance of common stock to note holders	-	-	160,000	160	201,164	-	-	201,324
Returned common stock from noteholder	-	-	(153,005)	(153)	153	-	-	-
Issuance of common stock to consultants	-	-	653,750	654	562,109	-	-	562,763
Issuance of warrants to noteholders and beneficial conversion option	-	-	-	-	1,018,953	-	-	1,018,953
Stock-based compensation	-	-	-	-	748,749	-	-	748,749
Divestiture of Cloud B	-	-	-	-	-	-	(26,392)	(26,392)
Net income	-	-	-	-	-	1,269,492)	-	1,269,492)
Balance, March 31, 2020 (Unaudited)	-	-	8,676,501	$8,677	$28,790,704	$(17,225,970)	$(344,090)	$11,229,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021 (Unaudited)	2020 (Unaudited)
Cash Flow from Operating Activities
Net income (loss) attributable to Vinco Ventures, Inc.	$(62,291,354)	$(3,397,975)
Net income attributable to noncontrolling interests	28,034	-
Net income (loss)	(62,263,320)	(3,397,975)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Discontinued operations	(178,200)	4,667,067
Depreciation and amortization	445,541	316,299
Amortization of financing costs	12,418,930	570,636
Stock-based compensation	8,697,502	1,319,511
Amortization of right of use asset	24,163	77,823
Gain on divestiture	-	(4,911,760)
Change in fair value of short-term investments	70,000	-
Loss on issuance of warrants	75,156,534
Change in fair value of warrant liability	(36,381,542)
Changes in assets and liabilities:
Accounts receivable	(494,130)	64,359
Inventory	(215,717)	69,089
Prepaid expenses and other current assets	139,635	33,441
Accounts payable	(804,282)	(215,320)
Accrued expenses and other current liabilities	(714,500)	335,815
Operating lease liabilities	(23,723)	(74,776)
Due from related party	(17,001)	(8,115)
Net cash used in operating activities	(4,140,110)	(1,153,506)

Cash Flows from Investing Activities
Purchases of property and equipment	(18,228)	(31,918)
Equity method investment	(7,000,000)	-
Funding of loan receivable	(5,000,000)	-
Net cash used in investing activities	(12,018,228)	(31,918)

Cash Flows from Financing Activities
Net (repayments) borrowings under line of credit	(379,333)	112,862
Borrowings under convertible notes payable	19,720,000	1,100,000
Borrowings under notes payable	73,000	950,000
Repayments under notes payable	(2,141,782)	(672,773)
Repayments under notes payable- related parties	(659,999)	(14,508)
Fees paid for financing costs	(122,762)	(170,815)
Net proceeds from issuance of common stock	3,255,000	-
Exercise of warrants	1,690,604	-
Net cash provided by financing activities	21,434,726	1,304,766
Net increase (decrease) in cash and cash equivalents	5,276,388	119,342
Cash and cash equivalents - beginning of period	249,356	412,719
Cash and cash equivalents - end of period	$5,525,744	532,062

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$343,824	$127,504
Income taxes	$(14,738)	$-
Noncash investing and financing activity:
Shares issued to note holders	$422,672	$368,000
Conversions under notes payable	$11,094,020	$-
Issuance of warrants to note holders	$22,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2020, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

As of March 31, 2021, Vinco Ventures had six wholly-owned subsidiaries: TBD Safety, LLC (“TBD”), Scalematix, LLC (“Scalematix”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”) and Edison Nation Holdings, LLC. Vinco Ventures owns 50% of Best Party Concepts, LLC, Ed Roses, LLC and Global Clean Solutions, LLC, all of which are consolidated as VIE’s with noncontrolling interests. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

Liquidity

For the three months ended March 31, 2021, our operations lost approximately $10,749,009, of which approximately $9,143,000 was non-cash and approximately $705,000 was related to transaction costs and other non-recurring items.

At March 31, 2021, we had total current assets of approximately $11,238,811 and current liabilities of approximately $7,144,413 resulting in working capital of approximately $4,094,398, of which $1,263,755 was related party notes payable. At March 31, 2021, we had total assets of $45,473,359 and total liabilities of $67,428,994 resulting in stockholders’ deficit of $21,955,635.

The Company believes it has sufficient cash for at least the next twelve months from the date of issuance of these condensed financial statements. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products.

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

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $5,525,744 of cash and cash equivalents at March 31, 2021 of which none was held in foreign bank accounts not covered by FDIC insurance limits as of March 31, 2021.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments will be reported under a line item captioned equity method investment income in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments in 2021. For the three months ended March 31, 2021, there was no income or loss.

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31,
	2021	2020

Revenues:
Product sales	$2,487,869	$3,626,901
Licensing revenues	77,293	40,209
Total revenues, net	$2,565,162	$3,667,110

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three months ended March 31, 2021 and 2020, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended March 31,
	2021	2020
Customer A	14%	11%

* Customer did not represent greater than 10% of total net revenue.

For the three months ended March 31, 2021 and 2020, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended March 31,
	2021		2020
North America	100%		82%
Europe	*	%	17%

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable and accounts payable, approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk. The loan held for investment was acquired at fair value, which resulted in a discount.

The following fair value of financial assets and liabilities and the input level used to determine the fair value at March 31, 2021 is presented below:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$948,000	$-	$-

Liabilities:
Warrant liability	-	-	58,235,566
Total	948,000	-	58,235,566

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

Warrant Liability (Level 3)
Balance, December 31, 2020	$-
Issuance of warrants	94,876,535
Change in fair value	(36,381,542)
Exercise of warrants	(259,427)
Balance, March 31, 2021	$58,235,566

There were no short-term investments held at March 31, 2020.

U.S. equity stocks represent investment in stocks of U.S. based companies. The valuation inputs for U.S. equity stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. Securities whose valuation inputs are not based on observable market information are classified as Level 3.

Warrant Accounting

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”.

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise (Please see Note 11 — Warrant Liability for further information). Each warrant is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three months ended March 31, 2021 and 2020 and the cumulative translation gains and losses as of March 31, 2021 and December 31, 2020 were not material.

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

As of March 31, 2021 and 2020, the Company excluded the common stock equivalents summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,	March 31,
	2021	2020
Selling Agent Warrants	-	160,492
Placement Agent Warrants	2,034,346	-
Options	80,000	80,000
Convertible shares under notes payable	2,647,587	285,632
Warrants	35,068,188	-
Series B Convertible Stock	764,618	-
Shares to be issued	1,608,355	-
Total	$42,203,094	$526,124

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon such evaluation, except for items described in Note 15, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Divestiture of Subsidiary- SRM Entertainment, LTD

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. Please see Note 15 — Discontinued Operations for further information.

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

Asset Acquisition

On November 10, 2020, the Company, through its wholly owned subsidiary, Honey Badger Media, LLC, entered into a series of transactions to acquire certain assets and license a platform with Honey Badger Media, LLC, a Delaware limited liability company, for $300,000 and 750,000 shares of common stock. The transaction was treated as an asset purchase and not accounted for as a business combination due to substantially all of the fair value of gross assets acquired were concentrated to a group of similar identifiable assets which was media licensing assets. In addition, there was limited inputs, processes and outputs, which did not meet the requirements to be a business. On January 5, 2021, the Company issued 750,000 shares of our common stock in connection with the asset acquisition.

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

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at March 31, 2021:

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$15,994	$10,481
Accounts receivable, net	113,493	94,195
Inventory	251,918	240,158
Prepaid expenses and other current assets	-	-
Total current assets	381,405	344,834
Property and equipment, net	-	-
Total assets	$381,405	$344,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174,311	$217,558
Accrued expenses and other current liabilities	19,326	113,576
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,133,652	1,133,652
Notes payable, current	-	150,000
Due to related party	315,666	315,666
Total current liabilities	1,642,955	1,930,452

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Variable Interest Entities — (Continued)

The following table presents the operations of entities that are VIEs and consolidated by the Company at March 31, 2021:

	For the Three Months Ended March 31,
	2021	2020
Revenues, net	$214,394	$352,523
Cost of revenues	84,155	204,943
Gross profit	130,239	147,580

Operating expenses:
Selling, general and administrative	100,421	450,693
Operating income	29,818	(303,113)

Other (expense) income:
Interest expense	(26,250)	-
Total other (expense) income	(26,250)	-
Gain before income taxes	3,568	(303,113)
Income tax expense	-	-
Net (loss) income	$3,568	$(303,113)

At March 31, 2021, the Company had one unconsolidated VIE, ZVV Media Partners, LLC (“ZVV”), for which the Company held a variable interest. As of March 31, 2020, there were no unconsolidated VIEs for which the Company holds a variable interest.

On May 20, 2020 (the “Effective Date”), the Company entered into an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”) with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company (“Graphene”, and together with PPE, the “Sellers”), whereby the Company purchased 25 membership units of Global Clean Solutions, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”). The Company issued 250,000 shares of its restricted common stock, $0.001 par value per share (the “Common Stock”) to PPE, and 50,000 shares of Common Stock to Graphene, in consideration for the Purchase Units. Global Clean Solutions, LLC is a VIE. The fair value of the shares of $699,000 was treated as a distribution to the noncontrolling interest members.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Short-Term Investments

As of March 31, 2021 and December 31, 2020, short-term investments consisted of the following:

	March 31,	December 31,
	2021	2020
Jupiter Wellness, Inc. (JUPW) (i)	$1,040,000	$1,040,000
Unrealized losses	(92,000)	(22,000)
Total short-term investments	$948,000	$1,018,000

(i)	On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter purchased all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. On March 31, 2021, the closing price of JUPW was $5.20 on the Nasdaq.

Note 6 — Property and Equipment, net

As of March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Land	$79,100	$79,100
Buildings – rental property	463,635	463,635
Building improvements	800,225	800,225
Equipment and machinery	4,141,145	4,122,917
Furniture and fixtures	368,137	368,137
Computer software	-	-
Molds	79,300	79,300
Vehicles	521,962	521,962
	6,435,504	6,435,276
Less: accumulated depreciation	(5,457,287)	(5,424,475)
Total property and equipment, net	$996,217	$1,010,801

Depreciation expense for the three months ended March 31, 2021 and 2020 was $32,812 and $169,141, respectively.

Note 7 — Loan Receivable

As of March 31, 2021 and December 31, 2020, loan receivable consisted of the following:

	March 31,	December 31,
	2021	2020
Loan to Zash Global Media and Entertainment Corporation (i)	$5,000,000	$-

(i)	On February 18, 2021, the Company loaned $5,000,000 to ZASH Global Media and Entertainment Corporation (“ZASH”). The interest rate on the note is 3% per annum. The maturity date of the loan is August 17, 2023. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.
(ii)	On January 20, 2021, the Company entered into an Agreement to Complete a Plan of Merger (the “Merger Agreement”) with ZASH Global Media and Entertainment Corporation (“ZASH”) and Vinco Acquisition Corporation, a subsidiary of ours formed for the sole purpose of the merger contemplated by the Merger Agreement (the Merger Sub”). The Merger Agreement contemplates a reverse triangular merger of Merger Sub with and into ZASH in a transaction intended to qualify as a tax-free reorganization under Sections 368(a)(l)(A) and 368(a)(2)(E) of the Internal Revenue Code. Under the terms of the Merger Agreement, the holders of ZASH common stock will receive shares of the Company’s common stock (the “Merger Shares”) in exchange for all of their issued and outstanding ZASH shares of common stock. ZASH will then become an indirect wholly owned subsidiary of the Company. The merger will represent a change of control transaction as upon the completion of the merger, the shareholders of ZASH will own a controlling interest in the Company. The merger and the issuance of the Merger Shares are subject to adoption and approval by the holders of a majority of the outstanding shares of the Company’s common stock.

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

Note 8 — Equity Method Investments

As of March 31, 2021 and December 31, 2020, the carrying amount of equity method investments consisted of the following:

	March 31,	December 31,
	2021	2020
Investment in ZVV Media Partners, LLC (i)	$7,000,000	$-

(i)	On January 19, 2021, the Company, ZVV Media Partners, LLC (“ZVV”) and ZASH entered into a Contribution Agreement (the “Agreement”). The Company and ZASH established the newly formed entity, ZVV, in order to engage in the development and production of consumer facing content and related activities.

Note 9 — Goodwill

For the three months ended March 31, 2021, there was no change in the carrying amount of goodwill.

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

Note 10 — Debt

As of March 31, 2021 and December 31, 2020, debt consisted of the following:

	March 31,	December 31,
	2021	2020
Line of credit:
Lines of credit	$1,133,652	$1,133,652
Receivable financing	-	367,301
Debt issuance costs		-
Total lines of credit	1,133,652	1,500,953

Senior convertible notes payable:
Senior convertible notes payable	11,422,271	1,428,161
Convertible notes payable		591,104
Debt issuance costs	(10,000,762)	(280,511)
Total long-term senior convertible notes payable	1,421,509	1,738,754
Less: current portion of long-term notes payable	1,421,509	(577,260)
Noncurrent portion of long-term convertible notes payable	-	1,161,494

Notes payable:
Notes payable	891,193	1,932,088
Debt issuance costs	-	(34,997)
Total long-term debt	891,193	1,897,091
Less: current portion of long-term debt	(437,374)	(1,301,212)
Noncurrent portion of long-term debt	453,819	595,879

Notes payable – related parties:
Notes payable	2,167,514	2,827,512
Debt issuance costs	-	(33,833)
Total notes payable – related parties:	2,167,514	2,793,679
Less: current portion of long-term debt – related parties	(1,263,755)	(1,389,922)
Noncurrent portion of long-term debt – related parties	$903,759	$1,403,757

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Convertible Notes Payable

Hudson Bay Financing- February 2021

On February 23, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on February 18, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $10,000,000 (the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

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

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 900% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the Investor’s Note. The Warrant contains an exercise price of $3.722 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was exercisable for an aggregate of 18,568,188 shares of Common Stock (the “Warrant Shares”).

The Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission (the “Commission”) a Registration Statement by 30 days following the Closing Date  of the Purchase Agreement to register the Conversion Shares and Warrant Shares (the “Registration Statement”); and (ii) use all commercially reasonable efforts to have the Registration Statement declared effective by the Commission within 60 days following the Closing Date or at the earliest possible date, or 75 days following the Closing Date if the Registration Statement receives comments from the Commission.

Palladium Capital Group, LLC. (the “Placement Agent”) acted as placement agent for the Offering. The Placement Agent received cash compensation of $900,000 (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Placement Agent also received a Warrant granting the Holder the right to purchase 1,650,346 shares of the Company’s common stock at an exercise price of $3.722 with an expiration date of February 23, 2026.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Hudson Bay Financing- January 2021

On January 25, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on January 21, 2021 with Hudson Bay Master Fund, Ltd (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $12,000,000 (the “Note”) and a five (5) year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Investor converted $11,000,000 of principal and $39,190 of interest into 5,519,595 of the Company’s common shares.

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

Palladium Capital Group, LLC (the “Placement Agent”) acted as placement agent for the Offering. The Placement Agent received cash compensation of $1,080,000 (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Placement Agent also received a Warrant dated January 25, 2021 granting the Holder the right to purchase 480,000 shares of the Company’s common stock at an exercise price of $2.00 with an expiration date of January 25, 2026.

Jefferson Street Capital Financing

On July 29, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $224,000 ($24,000 OID). The Note has a term of six (6) months, is due on January 29, 2021 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 14,266 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on July 29, 2020. On January 28, 2021, the Company paid all outstanding principal and interest in the amount of $260,233.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. On October 7, 2020, the Company and Investor entered into a Forbearance Agreement (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, the Company requested and the Investor agreed to temporarily forebear, until the earlier of (i) December 9, 2020 or (ii) at such time as a default shall occur under and pursuant to the Purchase Agreement, the Note or the Agreement, from exercising its right to convert amounts due under the Note into Common Stock of the Company, in exchange for a one time cash payment forbearance fee equal to $12,500 paid upon execution of the Agreement. On December 23, 2020, the Investor submitted a Notice of Conversion for $45,000 in principal and $750 in fees. On December 29, 2020, the Company issued 41,730 shares to satisfy the conversion obligation. The Investor converted $54,830 of principal into 54,830 of the Company’s common shares. The Note was paid in full on February 1, 2021.

BHP Capital Financing

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY Inc. (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. The note was paid in full on January 29, 2021.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

32E Financing

On December 4, 2019, the Company agreed to issue and sell to 32 Entertainment LLC (“32E”) a 10% Senior Secured Note (the “32E Note”), in the principal amount of $250,000. The maturity date of the 32E Note is December 4, 2020. In addition, the Company issued to 32E 10,000 shares of common stock as an inducement to 32E to purchase the 32E Note. The fees were recorded as a debt discount and amortized over the term of the note. The $250,000 of proceeds from the 32E Note was used for general working capital needs of the Company and the repayment of debt related to Horberg Enterprises. On May 19, 2020, the Company entered into an Amendment (the “Amendment”) to the 32E Note. Under the terms of the Amendment, the Company issued to 32E an Amended Subordinate Secured Note (the “Replacement Note”) in the principal amount of $200,000 that accrued interest at 16% annually and matured on May 21, 2021. On May 28, 2020, the Company paid $50,000 toward the principal plus interest in the amount of $6,250 for a total of $56,250. 32E also received 40,000 restricted stock units and surrendered the warrant issued to it in the December 4, 2019 financing transaction. The note was paid in full on January 28, 2021.

Promissory Notes

On January 2, 2020, Ed Roses, LLC (the “Partnership”) entered into a Loan Agreement (the “Agreement”) with Sook Hyun Lee (the “Lender”). Under the terms of the Agreement, the Lender agreed to lend $150,000 to the Partnership for general working capital. The Loan is due on April 15, 2020 (the “Maturity Date”) and accrues interest at 15% per annum. The Agreement shall automatically renew at the Maturity date for successive 90-day periods unless written notice is remitted by either party. On the Maturity date, the Partnership shall pay the Lender all unpaid principal and interest and a $30,000 commitment fee. The Lender shall have a collateral interest in the accounts receivable of the Partnership, including but not limited to 7 Eleven receivables. As collateral, Edison Nation, Inc. placed 75,000 shares of common stock in reserve. The note was paid in full on March 11, 2021.

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

On January 15, 2020, the Company entered into a 5% Promissory Note Agreement with Paul J. Solit & Julie B. Solit (“Solits”) for an aggregate principal amount of $107,000 (the “Solit Note”), pursuant to which the Solits purchased the Solit Note from the Company for $100,000 and an original issue discount of $7,000, and the Company issued to the Solits a warrant (the “Solit Warrant”) to purchase 50,000 shares of the Company’s common stock valued at $31,755 estimated using the Black-Scholes option-valuation model. The Company paid the Note in full on January 27, 2021. The Solit Warrant was exercised on January 22, 2021.

On January 17, 2020, the Company entered into a 5% Promissory Note Agreement with Richard O’Leary (“O’Leary”) (“Lender”) for an aggregate principal amount of $53,500 (the “O’Leary Note”), pursuant to which O’Leary purchased the O’Leary Note from the Company for $50,000 and an original issue discount of $3,500, and the Company issued to O’Leary a warrant (the “O’Leary Warrant”) to purchase 25,000 shares of the Company’s common stock valued at $16,797 estimated using the Black-Scholes option-valuation model. The Company paid the Note in full on January 27, 2021. The O’Leary Warrant was exercised on February 18, 2021.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Paycheck Protection Program

On April 15, 2020, the Company entered into a loan agreement (“PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $789,852 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on April 15, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP Loan is included in notes payable on the consolidated balance sheet. Please see Note 16 — Subsequent Events for further information.

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

Receivables Financing

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC, entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our President holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to the Company certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, the Company agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Company $239,283 that was utilized to pay for deposits with the the Company’s factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement. The balance outstanding at March 31, 2021 is $0.

On February 21, 2020, the Company entered into a receivables financing arrangement for certain receivables of the Company not to exceed $1,250,000 at any one time. The agreement allows for borrowings up to 85% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed.

On November 12, 2019, the Company entered into a Receivables Purchase Agreement with a financial institution (the “Receivables Purchase Agreement”), whereby the Company agreed to the sale of $250,000 of receivables for $200,000. The proceeds were used for general working capital. The note was paid in full on February 1, 2021.

In April 2019, we entered into a receivables financing arrangement for certain receivables of the Company. The agreement allows for borrowings up to 80% of the outstanding receivable based on the credit quality of the customer. The fee is between 1% and 2% of the total invoices financed. The receivables financing arrangement was paid in full and terminated on March 30, 2021.

Line of Credit

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”). The balance at March 31, 2021 is $1,133,652.

The scheduled maturities of the debt for the next five years as of March 31, 2021, are as follows:

For the Years Ended December 31,	Amount
2021 (excluding the three months ended March 31, 2021)	2,692,726
2022	12,487,520
2023	434,385
2024	-
2025	-
Thereafter	-
15,614,631
Less: debt discount	(10,000,762)
$5,613,869

For the three months ended March 31, 2021, interest expense was $12,694,933 of which $76,634 was related party interest expense. For the three months ended March 31, 2020, interest expense was $723,957 of which $76,634 was related party interest expense.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrant Liability

For the three months ended March 31, 2021, the Company issued warrants to purchase shares of the Company’s common stock related to multiple private placements. The warrants are as follows:

	Warrant Shares	Exercise Price
Hudson Bay Warrant; January 25, 2021	15,000,000	$2.000
Palladium Capital Warrant; January 25, 2021	480,000	$2.000
BHP Capital NY Warrant; January 28, 2021	1,500,000	$2.20
Hudson Bay Warrant; February 23, 2021	18,568,188	$3.722
Palladium Capital Warrant; February 23, 2021	1,650,346	$3.722

The warrants are subject to anti-dilution adjustments outlined in the Agreement. The warrants were classified as a liability with an initial fair value of $96,495,977, of which $75,156,534 was immediately expensed and $19,720,000 was recorded as a deferred debt discount. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2021, the fair value of the warrant liability was $58,235,566.

The warrants were valued using the Black-Scholes pricing model to calculate the grant-date fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; January 25, 2021	0.00%	109.95%	0.13%	2.5 years
Palladium Capital Warrant; January 25, 2021	0.00%	109.95%	0.13%	2.5 years
BHP Capital NY Warrant; January 28, 2021	0.00%	110.00%	0.12%	2.5 years
Hudson Bay Warrant; February 23, 2021	0.00%	110.94%	0.11%	2.5 years
Palladium Capital Warrant; February 23, 2021	0.00%	110.94%	0.11%	2.5 years

The warrants were valued using the Black-Scholes pricing model to calculate the March 31, 2021 fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; January 25, 2021	0.00%	113.79%	0.16%	2.5 years
Palladium Capital Warrant; January 25, 2021	0.00%	113.79%	0.16%	2.5 years
BHP Capital NY Warrant; January 28, 2021	0.00%	113.79%	0.16%	2.5 years
Hudson Bay Warrant; February 23, 2021	0.00%	113.79%	0.16%	2.5 years
Palladium Capital Warrant; February 23, 2021	0.00%	113.79%	0.16%	2.5 years

Note 12 — Related Party Transactions

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our President holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Vendor $239,283 that was utilized to pay for deposits with the Vendors factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement. The balance outstanding at March 31, 2021 is $155,768.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of March 31, 2021 and December 31, 2020, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of March 31, 2021 and December 31, 2020, the net amount due to related parties was $15,450 and $32,452, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital.

Note 13— Commitments and Contingencies

Employment Agreements

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. As of March 31, 2021, the Enterprise Value has been achieved.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. As of March 31, 2021, the Enterprise Value has been achieved.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. As of March 31, 2021, the Enterprise Value has been achieved.

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

Total rent expense for the three months ended March 31, 2021 and 2020 was $26,553 and $146,287, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

As of March 31, 2021, the Company had operating lease liabilities of $58,713 and right of use assets for operating leases of $128,871. During the three months ended March 31, 2021 and 2020, operating cash outflows relating to operating lease liabilities was $23,723 and $74,776, respectively, and the expense for right of use assets for operating leases was $24,163 and $77,823, respectively. As of March 31, 2021, the Company’s operating leases had a weighted-average remaining term of 1.6 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13— Commitments and Contingencies — (Continued)

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the three months ended March 31, 2021 and 2020 was $25,704 and $25,704, respectively, and is included in other income on the consolidated statements of operations.

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

Rosenberg Fortuna & Laitman, LLP and Mark Principe v. Safe TV, LLC

On March 13, 2019, Rosenberg Fortuna & Laitman, LLP and Mark Principe filed a complaint against Safe TV Shop, LLC with the Supreme Court of the State of New York, County of Nassau alleging a breach of indemnification arising out of the use of a certain packaging material. On February 12, 2020, the parties entered a Stipulation and Settlement and Consent Agreement for a Consent Judgment in the amount of $50,000. Safe TV, LLC has no assets and there have been no operations by Safe TV, LLC since the date of acquisition by Vinco Ventures, Inc. On April 5, 2021, the Company, through Safe TV Shop, LLC, entered into a Settlement Agreement and Release of Claims (the “Settlement”). Under the terms of the Settlement, the Company is to make payment in the amount of $25,000 on or before April 9, 2021. The Company made payment in the amount of $25,000 on April 8, 2021.

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

Vinco Ventures, Inc., et al. v. Milam Knecht & Warner, LLP, Michael D. Milam, Gerald Whitt, Alexander Whitt, et al.

On December 31, 2020, Vinco Ventures, Inc., and other parties, filed a complaint against the Whitt Plaintiffs, and other parties, with the United States District Court for Eastern District of Pennsylvania, alleging intentional misrepresentation, negligent misrepresentation, negligence, conspiracy, unfair business practices, abuse of process, civil extortion, trade libel and defamation. Defendants entered their appearances, Plaintiffs filed an amended complaint and Defendants filed motions to dismiss the complaint, which are currently pending before the Court.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2021 and December 31, 2020, there were 25,685,981 and 14,471,403 shares of common stock issued and outstanding, respectively.

On January 29, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering of $3,300,000 whereby pursuant to the Securities Purchase Agreement entered into by the Company on January 28, 2021 with BHP Capital NY Inc (the “Investor”), the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant to purchase shares of the Company’s common stock.

During the three months ended March 31, 2021, warrant shares of 880,798 were exercised and the Company received net proceeds of $1,690,604.

Preferred Stock

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

The Company is authorized to issue 30,000,000 shares of preferred stock. As of March 31, 2021 and December 31, 2020, there were 764,618 and 764,618 shares of Series B Preferred Stock issued and outstanding, respectively.

Stock-Based Compensation

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 (287,659 remaining as of March 31, 2021) shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

The following table summarizes stock option awards outstanding at March 31, 2021:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2020	80,000	$7.01	3.2	-
Granted	-	-	-	-
Balance, March 31, 2021	80,000	$7.01	2.9	-
Exercisable, March 31, 2021	80,000	$7.01	2.9	-

As of March 31, 2021, there were no unvested options to purchase shares of the Company’s common stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

Other Stock Awards

The Company issued 1,262,872 shares of common stock to employees for services valued at $3,292,190 for the three months ended March 31, 2021.

The Company issued 943,000 shares of common stock to vendors for services valued at $2,036,335 for the three months ended March 31, 2021.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Discontinued Operations

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

On March 12, 2021, the bankruptcy court approved the sale of the CBAV1, LLC Assets to BTL Diffusion SARL, the winning bidder, at the auction held on March 10, 2021 and March 11, 2021 for a total sum of $3,000,000, which includes a cash payment at closing in the amount of $2,650,000, less certain closing costs and credits, and additional royalty payments in the amount of $150,000 on April 15, 2022 and in the amount of $200,000 on April 15, 2023 (“CBAV1-BTL Transaction”).

A first closing of the CBAV1-BTL Transaction occurred on April 16, 2021, with the transfer of assets and release of funds completed on April 21, 2021 (“Final Closing”). Contemporaneously with the Final Closing, a certain license agreement between CBAV1 and Edison Nation, LLC (“Edison Nation”) terminated and any remaining operational assets of Edison Nation were transferred to BTL.

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

The following table presents the carrying values of the assets and liabilities of our discontinued operations at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020

Assets
Current assets:
Accounts receivable, net	$413,962	$220,964
Inventory	779,918	559,737
Prepaid expenses and other current assets	160,666	261,980
Total current assets	1,354,546	1,042,680
Total assets	$1,354,546	$1,042,680

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$589,363	$487,454
Total current liabilities	$589,363	$487,454

The following table presents the summary results of operations of our discontinued operations for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended March 31,
	2021	2020
Revenues, net	$697,883	$1,713,764
Cost of revenues	490,195	1,054,693
Gross profit	207,688	659,071

Operating expenses:
Selling, general and administrative	286,602	903,764
Operating income	78,914	(244,693)

Other (expense) income:
Gain on divestiture	-	4,911,760
Total other (expense) income	-	4,911,760
(Loss) income before income taxes	78,914	4,667,067
Income tax expense	-	-
Net (loss) income	$78,914	$4,667,067

Note 16 — Subsequent Events

On April 5, 2021, the Company, through Safe TV Shop, LLC, entered into a Settlement Agreement and Release of Claims (the “Settlement”). Under the terms of the Settlement, the Company is to make payment in the amount of $25,000 on or before April 9, 2021. The Company made the payment on April 8, 2021.

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

On April 17, 2021, Vinco Ventures, Inc. (“Vinco”) and EVNT Platform, LLC, a wholly owned subsidiary of Vinco (“the Company” or “Buyer”), entered into (and closed on) a certain Asset Contribution Agreement (“Asset Contribution Agreement”) with Emmersive Entertainment, Inc. (“Emmersive” or “Seller”), pursuant to which Emmersive contributed/transferred to the Company the assets used for Emmersive’s business, which include digital assets, software and certain physical assets (the “Contributed Assets”) in consideration for, among other things, the Company assuming certain obligations of Emmersive, hiring certain employees, and issuing 1,000,000 preferred membership units (“Preferred Units”) in the Company to Emmersive and/or its shareholders (“Preferred Members”) pursuant to a First Amended and Restated Operating Agreement for the Company dated as of April 17, 2021(“Amended Operating Agreement”). Certain put rights are associated with Preferred Units, which if exercised by the Preferred Members, obligates Vinco to purchase the Preferred Units in exchange for 1,000,000 shares of Vinco Venture’s common stock (“Put Rights”). In addition, the Preferred Members have the opportunity to earn up to 4,000,000 Conditional Preferred Units if certain conditions are satisfied for each of the four earn out targets (“Earn-Out Targets”). The Earn-Out Targets are described below:

Earn-Out Target 1: In the event that the Company (1) develops a minimally viable product for the NFT Technology to validate the utility of the product/platform with features to attract and transact with customers and (2) is successful on-boarding a minimum of 10 approved influential celebrities on or before December 31, 2021, the Company shall issue to Emmersive and/or Emmersive’s Shareholders, 1,000,000 Conditional Preferred Units, with Put Rights.

Earn-Out Target 2: In the event that the Company generates a minimum of $7,000,000 in annualized booked revenues inclusive of revenues generated from the celebrities onboarded by the Company (collectively “Attributed Revenue”) in any three-calendar-month period ending on or before March 31, 2022 (i.e. more than $1,750,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s Shareholders 1,000,000 Conditional Preferred Units, with the Put Rights.

Earn-Out Target 3: In the event that the Company generates a minimum of $28,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before December 31, 2022 (i.e. more than $7,000,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s Shareholders 1,000,000 Conditional Preferred Units, with Put Rights.

Earn Out Target 4: In the event that the Company generates a minimum of $62,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before December 31, 2023 (i.e. more than $15,500,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s Shareholders 1,000,000 Conditional Preferred Units, with Put Rights.

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed.

On April 15, 2020, the Company entered into a loan agreement (“PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act administered by the United States Small Business Administration. The Company received proceeds of $789,852 from the PPP Loan. On May 4, 2021, the Company’s PPP loan was forgiven.

On April 16, 2021, a dry closing of the CBAV1-BTL Transaction occurred with the transfer of assets and release of funds completed on April 21, 2021 (“Final Closing”). Contemporaneously with the Final Closing, a certain license agreement between CBAV1 and Edison Nation, LLC (“Edison Nation”) terminated and any remaining operational assets of Edison Nation were transferred to BTL.

On May 18, 2021, the Company issued 501,250 shares of common stock to a noteholder in satisfaction of $1,000,000 principal and $2,500 in accrued interest.

On May 24, 2021, the Company entered into a warrant exercise agreement (the “Agreement”) with Hudson Bay Master Fund Ltd. (“Hudson Bay”) who agreed to exercise a portion of the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the Agreement. At the Closing (as defined in Section 2(b) of the Agreement), the Parties shall execute and deliver a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. Subject to the terms of Agreement, (i) Hudson Bay shall pay to the Company an amount equal to the exercise price in effect as of the date of such exercise multiplied by 2,870,000 shares (as adjusted for any share split or similar transaction after the date hereof) (the “Exercised Warrant Shares”) and (ii) the Company shall issue and deliver Incentive Warrants to Hudson Bay to initially purchase an aggregate number of shares equal to the number of Exercised Warrant Shares, which number of shares shall be subject to adjustment upon the exercise of further shares pursuant to the January Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Vinco Ventures: End-to-end product innovation, development and commercialization

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

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. The Company made the decision to divest the amusement park business due to the slow re-openings of amusement parks around the world and the investment that would have been needed to remain open and the investment required to relaunch as the amusement parks begin to get back to full capacity. Please see Note 15 — Discontinued Operations for further information.

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

Innovate: The Vinco Ventures New Product Development & Commercialization Platform

New product ideas have little value without the ability and skill required to commercialize them. The considerable investment and executional “know how” needed to initiate a process – from idea to product distribution – has always been a challenge for the individual innovator. Vinco Ventures’ web presence is designed to take advantage of online marketplace and crowdfunding momentum for our future growth mitigating new product development risk while allowing for optimized product monetization based on a product’s likelihood to succeed. To that end, Vinco Ventures empowers and enables innovators and entrepreneurs to develop and launch products, gain consumer adoption and achieve commercial scale efficiently at little to no cost.

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

One customer represented 14% and 11% of our revenues for the three months ended March 31, 2021 and 2020, respectively.

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

Warrant Liabilities

On January 25, 2021, the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on January 21, 2021 with Hudson Bay Master Fund, Ltd (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $12,000,000 (the “Note”) and a five (5) year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Investor converted $11,000,000 of principal and $39,190 of interest into 5,519,595 of the Company’s common shares. Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 250% of the shares of Common Stock initially issuable to each Investor pursuant to the Investor’s Note. The Warrant contains an exercise price of $2.00 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 15,000,000 shares of Common Stock (the “Warrant Shares”).

On February 23, 2021, the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on February 18, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $10,000,000 (the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 900% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the Investor’s Note. The Warrant contains an exercise price of $3.722 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was exercisable for an aggregate of 18,568,188 shares of Common Stock (the “Warrant Shares”).

Palladium Capital Group, LLC. acted as placement agent for both Offerings. The Placement Agent received a Warrant granting the Holder the right to purchase 480,000 and 1,650,346 shares, respectively, of the Company’s common stock at an exercise price of $2.00 and $3.722, respectively, with an expiration date of January 25, 2026 and February 23, 2026, respectively.

On January 29, 2021, the Company consummated the closing of a private placement offering of $3,300,000 whereby pursuant to the Securities Purchase Agreement entered into by the Company on January 28, 2021 with BHP Capital NY Inc, the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant to purchase 1,500,000 shares of the Company’s common stock.

The warrants are subject to anti-dilution adjustments outlined in the Agreement. The warrants may require cash settlement under certain conditions, such as a tender offer. The warrants were classified as a liability with an initial fair value at the time of issuance of $96,495,977, of which $75,156,534 was immediately expensed as a loss on issuance of warrants and $19,720,000 was recorded as a deferred debt discount. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2021, the fair value of the warrant liability was $58,235,566. For the three months ended March 31, 2021, the Company recorded a gain of $36,381,542. The warrants are valued using the Black-Scholes pricing model to calculate the fair value of the warrants.

EVNT Platform, LLC Asset Contribution Agreement

On April 17, 2021, the Company and EVNT Platform, LLC, a wholly owned subsidiary of the Company, entered into (and closed on) a certain Asset Contribution Agreement (“Asset Contribution Agreement”) with Emmersive Entertainment, Inc., pursuant to which Emmersive contributed/transferred to the Company the assets used for Emmersive’s business, which include digital assets, software and certain physical assets in consideration for, among other things, the Company assuming certain obligations of Emmersive, hiring certain employees, and issuing 1,000,000 preferred membership units (“Preferred Units”) in the Company to Emmersive and/or its shareholders (“Preferred Members”) pursuant to a First Amended and Restated Operating Agreement for the Company dated as of April 17, 2021). Certain put rights are associated with Preferred Units, which if exercised by the Preferred Members, obligates Vinco to purchase the Preferred Units in exchange for 1,000,000 shares of Vinco Venture’s common stock. In addition, the Preferred Members have the opportunity to earn up to 4,000,000 Conditional Preferred Units if certain conditions are satisfied for each of the four earn out targets. The Earn-Out Targets are described below:

Earn-Out Target 1: In the event that the Company (1) develops a minimally viable product for the NFT Technology to validate the utility of the product/platform with features to attract and transact with customers and (2) is successful on-boarding a minimum of 10 approved influential celebrities on or before December 31, 2021, the Company shall issue to Emmersive and/or Emmersive’s Shareholders, 1,000,000 Conditional Preferred Units, with Put Rights.

Earn-Out Target 2: In the event that the Company generates a minimum of $7,000,000 in annualized booked revenues inclusive of revenues generated from the celebrities onboarded by the Company (collectively “Attributed Revenue”) in any three-calendar-month period ending on or before March 31, 2022 (i.e. more than $1,750,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s Shareholders 1,000,000 Conditional Preferred Units, with the Put Rights.

Earn-Out Target 3: In the event that the Company generates a minimum of $28,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before December 31, 2022 (i.e. more than $7,000,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s Shareholders 1,000,000 Conditional Preferred Units, with Put Rights.

Earn Out Target 4: In the event that the Company generates a minimum of $62,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before December 31, 2023 (i.e. more than $15,500,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s Shareholders 1,000,000 Conditional Preferred Units, with Put Rights.

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed.

Agreement to Complete a Merger with Zash Global Media and Entertainment Corporation

On January 20, 2021, the Company, and its newly formed wholly owned subsidiary, Vinco Acquisition Corporation (the “Merger Sub”), entered into an Agreement to Complete a Plan of Merger (the “Agreement to Complete”) with ZASH Global Media and Entertainment Corporation (“ZASH”).

The Agreement contemplates a reverse triangular merger of Merger Sub with and into ZASH in a transaction intended to qualify as a tax-free reorganization under Sections 368(a)(l)(A) and 368(a)(2)I of the Code. Under the terms of the Agreement to Complete, ZASH’s holders of common stock, par value $0.001, shall receive shares of Common Stock of the Company in exchange for all issued and outstanding ZASH shares of common stock. ZASH will then become an indirect wholly-owned subsidiary of the Company. In connection with the foregoing, the Company engaged a third-party valuation firm to perform a valuation of ZASH and to issue a Transaction Fairness Opinion. The valuation report will be relied upon to set the resulting post-closing ownership ratio. Upon completion of the closing, ZASH will be the controlling entity.

The certificate of incorporation of the Company will be amended and restated at and as of the Effective Time, in substantial conformance with the certificate of incorporation of ZASH immediately prior to the closing, and the name of the Company will be changed to “ZASH Global Media and Entertainment Corporation.” The bylaws of the Company will be amended and restated at and as of the Closing to become the equivalent of the bylaws of ZASH immediately prior to the closing. At the closing, certain officers and directors of the Company and the Merger Sub immediately prior to the Effective Time shall resign and the officers and directors of ZASH immediately prior to the closing will be appointed as officers and directors of the Company and the surviving corporation, in each case until their respective successors are duly elected or appointed and qualified; provided, however that the Company shall have the right to appoint two (2) person to serve as a member of the Board of Directors of the surviving corporation and ZASH shall have the right to appoint three (3) persons to serve as members of the Board of Directors of the surviving company.

On March 30, 2021, the Company, Vinco Acquisition Corporation and ZASH entered into that certain First Amendment to Agreement to Complete a Plan of Merger, which amends the Merger Agreement dated January 20, 2021 to extend the closing date of the merger to on or about May 28, 2021.

Contribution Agreement with Zash Global Media and Entertainment Corporation

On January 19, 2021, Vinco Ventures, Inc. (“Vinco Ventures”), ZVV Media Partners, LLC (the “Company”) and Zash Global Media and Entertainment Corporation (“ZASH”) entered into a Contribution Agreement (the “Agreement”). Vinco Ventures and ZASH desire to establish the newly formed Company in order to engage in the development and production of consumer facing content and related activities.

Under the terms of the Agreement, Vinco Ventures and ZASH shall contribute certain assets (the “Contributed Assets”) to the Company. At Closing, Vinco Ventures and ZASH shall enter into a limited liability operating agreement of the Company and a content distribution agreement with American Syndication Media Corporation (“ASMC”). The Company shall not assume any liabilities of either Vinco Ventures or ZASH except those liabilities arising in or specifically relating to periods, events or occurrences happening with respect to the Contributed Assets on or after the Closing Date. In consideration of the Contributed Assets, the Company shall issue to Vinco Ventures and ZASH 5,000 Units. The transaction closed on January 19, 2021.

Closing on the Sale of Assets of CBAV1, LLC

On October 30, 2020, the Company received a letter of intent from a prospective purchaser dated October 22, 2020 setting forth the terms of an offer to purchase Cloud b assets from CBAV1, LLC (“CBAV1”), the Company’s wholly owned subsidiary (the “LOI”). The Cloud b assets include but are not limited to intellectual property, know how, brand names, trade names, patents, models, internet websites, domains, social network assets, production facilities, including the molds of all products, and inventory (“Cloud b Assets”).

By way of background, the Cloud b Assets were pledged as collateral (“Collateral”) to secure a promissory note from East West Bank dated in or around May 25, 2011, along with amendments and modifications to the loan agreement (“Secured Note”). On June 4, 2018, CBAV1 acquired the Secured Note in accordance with the Cloud B Assignment of Loan and Security Agreement from East West Bank. On October 30, 2018, pursuant to the Stock Purchase Agreement, the Company became the beneficial owner of 72.16% of Cloud b, Inc.’s shares of common stock. CBAV1 provided Notification of Disposition of Collateral (pursuant to its notice of default dated August 7, 2018 to Cloud b, Inc.) and scheduled a Public Sale of the Collateral to the highest qualified bidder for February 11, 2019 (“Public Sale”). CBAV1 submitted the highest bid for the Collateral at the Public Sale and inured to the benefit of the Cloud b Assets. On February 17, 2020, the Company entered into the Agreement for The Purchase and Sale of Common Stock of Cloud b, Inc. and pursuant therewith, sold its ownership interest in Cloud b, Inc. to the buyer.

To effectuate the sale of the Cloud b assets to the prospective purchaser, the Company has determined that it is in the best interests of the company and its shareholders for CBAV1 and the prospective buyer to utilize the jurisdiction and protections of the bankruptcy court to effectuate the sale of the Cloud b Assets free and clear of any obligations.

The current assets of CBAV1 were estimated to be in excess of $2,000,000 and the current liabilities were estimated to be less than $100,000.

By utilizing the jurisdiction of the bankruptcy court, the Cloud b Assets can be transferred to the prospective purchaser free and clear of liens and obligations. Any unsecured creditors or minority shareholders of Cloud b, Inc. will have the opportunity to assert any claims or actions within the sale proceeding under the jurisdiction of the bankruptcy court.

On March 12, 2021, the bankruptcy court approved the sale of the CBAV1, LLC Assets to BTL Diffusion SARL, the winning bidder, at the auction held on March 10, 2021 and March 11, 2021 for a total sum of $3,000,000, which includes a cash payment at closing in the amount of $2,650,000, less certain closing costs and credits, and additional royalty payments in the amount of $150,000 on April 15, 2022 and in the amount of $200,000 on April 15, 2023 (“CBAV1-BTL Transaction”).

A dry closing of the CBAV1-BTL Transaction occurred on April 16, 2021, with the transfer of assets and release of funds completed on April 21, 2021 (“Final Closing”). Contemporaneously with the Final Closing, a certain license agreement between CBAV1 and Edison Nation, LLC (“Edison Nation”) terminated and any remaining operational assets of Edison Nation were transferred to BTL.

Stock Exchange Agreement for Sale of SRM Entertainment, LTD

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

Upon closing, Jupiter delivered 150,000 of the Consideration Shares and held 50,000 of the Consideration Shares in escrow (“Escrow Shares”). Jupiter shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. As of the date of the Registration Statement, the Company has received all Exchange Shares.

As a performance based incentive, the Buyer shall pay to the Seller two percent (2%) of gross sales of Jupiter’s private label sun care products if such gross sales are in excess of twelve million dollars ($12,000,000) earned during the 2021 calendar year.

At Closing, the Company (as “Stockholder”) and Jupiter entered into a Leak Out Agreement, whereby the Company was limited in the sales of the Consideration Shares upon the following terms: (i) As such time as the Stockholder is able to resell the Consideration Shares in accordance with the provisions of Rule 144 of the Securities Act (the “Expiration of the Holding Period”), the Stockholder agrees to limit the resales of such Shares in the public market as follows:

a.	No shares in any one day more than ten percent (10%) of the average of the daily trading volume on all trading markets on which the Consideration Shares are then quoted or listed for the five trading days preceding the sale of the Consideration Shares, and;

b.	Any permitted resales by the Stockholder shall be at the then current bid price of the Common Stock.

Honey Badger Media Purchase and Licensing Agreement

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

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464.

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

Components of our Results of Operations

Revenues

We sell consumer products across a variety of categories to retailers, distributors and manufacturers. We also sell consumer products directly to consumers through e-commerce channels. In addition, we generate revenues form media properties through social media monetization.

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

Results of Operations

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period over Period Change
	2021	2020	$	%

Revenues, net	$2,565,162	$1,953,346	$611,816	31.32%
Cost of revenues	1,653,381	1,363,719	289,662	21.24%
Gross profit	911,781	589,627	322,154	54.64%

Operating expenses:
Selling, general and administrative	11,660,880	3,288,949	8,371,931	254.55%
Operating (loss)	(10,749,099)	(2,699,322)	(8,049,777)	298.21%

Other (expense) income:
Rental income	25,704	25,704	-	0.0%
Interest (expense)	(12,694,933)	(723,957)	(11,970,976)	1,653.55%
Loss on issuance of warrants	(75,156,534)	-	(75,156,534)	-100.00%
Change in fair value of warrant liability	36,381,542	-	36,381,542	100.00%
Change in fair value of short-term investment	(70,000)	-	(70,000)	-100.00%
Gain on divestirure	-	-	-	0.0%
Total other (expense), net	(51,514,221)	(698,253)	(50,815,968)	7,277.59%
Loss before income taxes	(62,263,320)	(3,397,575)	(58,865,745)	1,732.58%
Income tax expense	-	-	-	-%
Net loss from continuing operations	(62,263,320)	(3,397,575)	(58,865,745)	1,732.58%
Net income attributable to noncontrolling interests	28,034	-	28,034	100.00%
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(62,291,354)	(3,397,575)	(58,893,779)	1,733.41%
Net income (loss) from discontinued operations attributable to Vinco Ventures, Inc.	(178,200)	(244,693)	(66,493)	27.17%
Gain on divestiture from discontinued operations	-	4,911,760	(4,911,760)	-100.00%
Net (loss) income attributable to Edison Nation, Inc.	$(62,469,554)	$1,269,492	$(63,739,046)	-5,020.83%

Revenue

For the three months ended March 31, 2021, revenues increased by $611,816 or 31.32%, as compared to the three months ended March 31, 2020. The increase was primarily the result of increase in business operations due to our Honey Badger subsidiary and corrugated box business.

Cost of Revenues

For the three months ended March 31, 2021, cost of revenues increased by $289,662 or 21.24%, as compared to the three months ended March 31, 2020. The increase was primarily attributable to the increase in total consolidated revenues.

Gross Profit

For the three months ended March 31, 2021, gross profit increased by $322,154, or 54.64%, as compared to the three months ended March 31, 2020. The increase was primarily a result of the decrease in revenues.

Operating Expenses

Selling, general and administrative expenses were $11,660,880 and $3,288,949 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $8,371,931, or 254.55%. The increase was primarily the result of an increase in stock-based compensation.

Rental Income

Rental income was $25,704 for both the three months ended March 31, 2021 and 2020.

Interest expense

Interest expense was $12,694,933 for the three months ended March 31, 2021 versus $723,957 in the previous three months ended March 31, 2020. The increase in interest expense was related to the two financings in the first quarter of $22,000,000 which included the issuance of warrants and beneficial conversion features that were amortized and included as part of interest expense.

Loss on issuance of warrants and change in fair value of warrants

Loss on issuance of warrants was $75,156,534 and $0 for the three months ended March 31, 2021 and 2020, respectively. The issuance of warrants was related to the issuance of warrants in connection with the three private placements completed in the first quarter of 2021. Change in fair value of warrants was a gain of 36,381,542 and $0 for the three months ended March 31, 2021 and 2020, respectively. The change in fair value of warrants was related to a reduction in the warrant liability due to a change in the underlying assumptions of the Black-Scholes model, mostly related to a decrease in the Company’s share price.

Income tax expense

Income tax expense was $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

For the three months ended March 31, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) from continuing operations	$(62,263,320)	$1,269,492
Net income (loss) from discontinued operations	(178,200)	-
Interest expense, net	12,694,933	723,957
Depreciation and amortization	445,541	316,298
EBITDA	(49,301,046)	2,309,747
Stock-based compensation	8,697,502	1,319,511
Loss on issuance of warrant liability	75,156,534
Change in fair value of warrant liability	(36,381,542)	-
Restructuring and severance costs	-	242,136
Transaction and acquisition costs	704,565	82,736
Other non-recurring costs	-	40,860
Gain on divestiture	-	(4,911,760)
	-	-
Adjusted EBITDA	$(1,123,987)	$(916,770)

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

Liquidity and Capital Resources

For the three months ended March 31, 2021, our operations lost approximately $10,749,009, of which approximately $9,143,000 was non-cash and approximately $705,000 was related to transaction costs and other non-recurring items.

At March 31, 2021, we had total current assets of approximately $11,238,811 and current liabilities of approximately $7,144,413 resulting in working capital of approximately $4,094,398, of which $1,263,755 was related party notes payable. At March 31, 2021, we had total assets of $45,473,359 and total liabilities of $67,428,994 resulting in stockholders’ deficit of $21,955,635.

The Company believes it has sufficient cash for at least the next twelve months from the date of issuance of these condensed financial statements. The ability to continue as a going concern is dependent upon the Company’s ability to attract significant new sources of capital, attain a reasonable threshold of operating efficiencies and achieve profitable operations from the sale of its products.

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

Cash Flows

During the three months ended March 31, 2021 and 2020, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $4,140,110 which included net loss from continuing operations of $62,291,354 that included $1,969,052 of cash used by changes in operating assets and liabilities, stock-based compensation of $8,697,502, change in fair value of earnout of $38,774,992, depreciation and amortization of $445,541, amortization of financing costs of $12,418,929 and amortization of right of use assets of $24,163. Net cash used in operating activities for the three months ended March 31, 2020 was $1,153,505 which included net income of $1,269,492 that included $204,493 of cash provided by changes in operating assets and liabilities, stock-based compensation of $1,319,511, depreciation and amortization of $316,299, amortization of financing costs of $570,636 and amortization of right of use assets of $77,823 which was offset by a gain on divestiture of a subsidiary of $4,911,760.

Cash Flows from Investing Activities

Net cash used in investing activities was $12,018,228 and $31,918 for the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities was largely attributable to the Company’s other investments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $21,434,726 which related mostly to borrowings under convertible notes and borrowings under notes payable. Net cash provided by financing activities for the three months ended March 31, 2020 totaled $1,304,766 which related mostly to borrowings under convertible notes and borrowings under notes payable.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

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

As of March 31, 2021, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Issuance of common stock – Year ended December 31, 2021

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

On January 20, 2021, the Company issued 27,415 shares of common stock valued at $41,123 to Jefferson Street Capital, LLC in satisfaction of $740,000 principal against a note issued on April 7, 2020.

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

On February 1, 2021, the Company issued 27,415 shares of common stock valued at $27,515 to Jefferson Street Capital, LLC in satisfaction of $26,766 principal against a note issued on April 7, 2020.

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

On May 18, 2021, the Company issued 501,250 shares of common stock to a noteholder in satisfaction of $1,000,000 principal and $2,500 in accrued interest.

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

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.1	March 26, 2020
10.5+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.13	Operating Agreement of Ed Roses, LLC, dated August 23, 2019	S-1	10.18	February 12, 2020
10.18	Uber Mom Asset Purchase Agreement, dated November 6, 2019	S-1	10.23	February 12, 2020
10.19	Purchase of Inventory and Repurchase Agreement with Claudia McFillin and Joseph Tropea, dated November 12, 2019	S-1	10.24	February 12, 2020
10.20	Future Receivables Sale and Purchase Agreement with Velocity Group USA Inc., dated November 18, 2019	S-1	10.25	February 12, 2020
10.21	10% Senior Secured Note with 32 Entertainment LLC, dated December 4, 2019	S-1	10.26	February 12, 2020
10.22	Common Stock Purchase Warrant with 32 Entertainment LLC, dated December 4, 2019	S-1	10.27	February 12, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.23	Registration Rights Agreement with 32 Entertainment LLC, dated December 4, 2019	S-1	10.28	February 12, 2020
10.24	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.25	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.26	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.27	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.28	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.29	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.30	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.31	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.32	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.33	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.34	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.35	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.36	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.37	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.38	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.39	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.40	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.41	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.42	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.43	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.44	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.45	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.46	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.47	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.48	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 7, 2020	10-K	10.50	May 29, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.49	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 15, 2020	10-K	10.51	May 29, 2020
10.50	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.51	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.52	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.53	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Richard O’Leary dated July 10, 2020	S-1	10.55	July 16, 2020
10.54	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA dated July 10, 2020	S-1	10.56	July 16, 2020
10.55	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Paul J. Solit and Julie B. Solit dated July 10, 2020	S-1	10.57	July 16, 2020
10.56	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020	10-Q	10.30	August 18, 2020
10.57	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020	10-Q	10.31	August 18, 2020
10.58	Amendment to Memorandum of Understanding dated August 6, 2020	10-Q	10.32	August 18, 2020
10.59	Forbearance Agreement between the Company and Jefferson Street Capital, LLC dated October 7, 2020	10-Q	10.33	November 23, 2020
10.60	Asset Purchase Agreement between Honey Badger Media, LLC and Honey Badger, LLC dated November 10, 2020	8-K	10.1	November 12, 2020
10.61	Platform License Agreement between Honey Badger Media, LLC and Honey Badger Media, LLC dated November 10, 2020	8-K	10.2	November 12, 2020
10.62	Inventory Management Agreement between Edison Nation, LLC and Forever 8 Fund, LLC dated November 17, 2020	10-Q	10.36	November 23, 2020
10.63	Stock Exchange Agreement dated between Jupiter Wellness, Inc, SRM Entertainment, Ltd and Vinco Ventures, Inc. dated November 30, 2020	8-K	1.1	December 3, 2020
10.64	Agreement to Complete a Plan of Merger between Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation dated January 20, 2021	8-K	10.1	January 21, 2021
10.65	Contribution Agreement by and among ZVV Media Partners, LLC, Vinco Ventures, Inc. and Zash Global Media and Entertainment Corporation dated January 19, 2021	8-K	10.1	January 21, 2021
10.66	Senior Convertible Note between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	4.1	January 25, 2021
10.67	Securities Purchase Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.1	January 25, 2021
10.68	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.2	January 25, 2021
10.69	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.3	January 25, 2021
10.70	Securities Purchase Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 20201	8-K	10.1	February 4, 2021

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.71	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.2	February 4, 2021
10.72	Registration Rights Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.3	February 4, 2021
10.73+	Employment Agreement between Vinco Ventures, Inc. and Christopher Ferguson dated February 2, 2021	8-K	10.1	February 8, 2021
10.74+	Employment Agreement between Vinco Ventures, Inc. and Brett Vroman dated February 2, 2021	8-K	10.2	February 8, 2021
10.75+	Employment Agreement between Vinco Ventures, Inc. and Brian McFadden dated February 2, 2021	8-K	10.3	February 8, 2021
10.76	Form of Senior Convertible Note	8-K	4.1	February 23, 2021
10.77	Form of Securities Purchase Agreement	8-K	10.1	February 23, 2021
10.78	Form of Warrant	8-K	10.2	February 23, 2021
10.79	Form of Registration Rights Agreement	8-K	10.3	February 23, 2021
10.80	Placement Agent Agreement	8-K	10.4	February 23, 2021
10.81	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Palladium Holdings, LLC dated February 23, 2021	S-1	10.81	April 30, 2021
10.82	Amended and Restated Asset Purchase Agreement between CBAV1, LLC and BTL Diffusion SARL	10-K	10.81	April 15, 2021
10.83	First Amendment to Agreement to Complete a Plan of Merger, dated March 30, 2021, by and among Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation	8-K	10.1	April 9, 2021
10.84	Asset Contribution Agreement among Emmersive Entertainment, Inc. (“Seller”), Seller’s Shareholders, EVNT Platform, LLC (“Buyer”) a wholly owned subsidiary of Vinco Ventures, Inc. and Vinco Ventures, Inc. (“Buyer’s Owner”), dated as of April 17, 2021.	8-K	2.1	April 21, 2021
10.85	First Amended and Restated Operating Agreement for EVNT Platform, LLC among Vinco Ventures, Inc., its sole common member, and certain preferred members, dated as of April 17, 2021.	8-K	2.2	April 21, 2021
10.86	Promissory Note between Zash Global Media and Entertainment Corporation and Vinco Ventures, Inc. dated February 18, 2021				*
21.1	List of Significant Subsidiaries	S-1	21.1	February 12, 2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	XBRL Instance Document				*
101.SCH*	XBRL Taxonomy Extension Schema Document				*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2021

VINCO VENTURES, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

