Form 10-Q
period 2021-06-30
Vinco Ventures, Inc.
filed 2021-08-23
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒Yes ☐ No

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

As of August 17, 2021, there were 65,564,435 shares of the registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

3

PART I

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,756,573	$249,356
Accounts receivable, net	2,907,002	1,382,163
Short-term investments	895,600	1,018,000
Inventory	852,147	1,127,725
Prepaid expenses and other current assets	1,209,435	522,259
Current assets of discontinued operations	-	1,042,680
Total current assets	80,620,757	5,342,183
Property and equipment, net	1,033,810	1,010,801
Right of use assets, net	104,707	153,034
Loan receivable	5,000,000	-
Equity method investment	12,000,000	-
Intangible assets, net	16,533,373	9,798,813
Goodwill	5,983,852	5,983,852
Non-current assets of discontinued operations	-	5,739,524
Total assets	$121,276,499	$28,028,207

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,791,982	$3,618,339
Accrued expenses and other current liabilities	1,284,168	2,101,610
Deferred revenues	131,578	152,040
Current portion of operating leases liabilities	99,293	96,777
Income tax payable	27,643	27,643
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,133,652	1,500,953
Current portion of convertible notes payable, net of debt issuance costs of $6,666,667 and $0, respectively	3,333,333	577,260
Current portion of notes payable, net of debt issuance costs of $0 and $212,848, respectively	15,185	1,301,212
Current portion of notes payable – related parties	876,500	1,389,923
Due to related party	15,401	32,452
Current liabilities of discontinued operations	120,729	487,454
Total current liabilities	8,829,464	11,285,663
Operating leases liabilities –net of current portion	8,483	58,713
Convertible notes payable – related parties, net of current portion, net of debt discount of $172,984 and $366,666, respectively	267,183	1,161,495
Notes payable, net of current portion	19,966	595,879
Notes payable – related parties, net of current portion	-	1,403,756
Warrant liability	139,695,115	-
Total liabilities	$148,820,211	$14,505,506
Commitments and Contingencies (Note 12)		-

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively	$-	$-
Series B Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 0 and 764,618 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	765
Common stock, $0.001 par value, 250,000,000 shares authorized 59,927,241 and 14,471,403 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	59,927	14,471
Additional paid-in-capital	244,026,879	39,050,260
Accumulated deficit	(269,787,198)	(23,648,898)
Total stockholders’ (deficit) equity attributable to Vinco Ventures, Inc.	(25,700,392)	15,416,598
Noncontrolling interests	(1,843,320)	(1,893,897)
Total stockholders’ equity	(27,543,712)	13,522,701
Total liabilities and stockholders’ equity	$121,276,499	$28,028,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)
Revenues, net	$2,691,811	$5,173,982	$5,256,973	$7,127,328
Cost of revenues	1,721,189	4,004,936	3,374,570	5,368,655
Gross profit	970,622	1,169,046	1,882,403	1,758,673

Operating expenses:
Selling, general and administrative	5,941,652	2,377,853	17,602,532	5,567,516
Operating loss	(4,971,030)	(1,208,807)	(15,720,129)	(3,808,843)

Other (expense) income:
Rental income	28,703	25,703	54,407	51,407
Interest expense	(2,715,481)	(847,154)	(15,410,414)	(1,571,111)
Loss on issuance of warrants	(133,699,181)	-	(208,855,715)	-
Change in fair value of warrant liability	(37,154,989)	-	(773,447)	-
Change in fair value of short-term investment	(52,000)	-	(122,000)	-
Loss on disposal of interest in joint venture	(301,645)	-	(301,645)	-
Gain on divestiture	-	-	-	-
Total other (expense) income	(173,894,593)	(821,451)	(225,408,814)	(1,519,704)
Loss before income taxes	(178,865,623)	(2,030,258)	(241,128,943)	(5,328,547)
Income tax expense	-	-	-	-
Net loss from continuing operations	$(178,865,623)	$(2,030,258)	$(241,128,943)	$(5,328,547)
Net income (loss) attributable to noncontrolling interests	22,543	22,241	50,577	22,241
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(178,888,166)	(2,052,499)	(241,179,520)	(5,350,788)
Net loss from discontinued operations	(4,780,580)	428,119	(4,958,780)	4,995,900
Provision for income taxes for discontinued operations	-	-	-	-
Net loss attributable to Vinco Ventures, Inc.	$(183,668,746)	$(1,624,380)	$(246,138,300)	$(354,888)
Net loss per share:
Net (loss) income per share - basic	$(5.13)	$(0.18)	$(8.95)	$(0.04)
Net (loss) income per share - diluted	$(5.13)	$(0.18)	$(8.95)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	35,831,466	8,920,554	27,489,580	8,551,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the six months ended June 30, 2021 and 2020:
	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2021	764,618	765	14,471,403	$14,471	$39,050,260	$(23,648,898)	$(1,893,897)	$13,522,701
Issuance of common stock to noteholders	-	-	303,483	304	422,368	-	-	422,672
Issuance of common stock to investors	-	-	1,500,000	1,500	3,253,500	-	-	3,255,000
Issuance of common stock to consultants	-	-	1,394,272	1,394	2,034,941	-	-	2,036,335
Issuance of common stock to employees	-	-	2,861,227	2,861	3,289,329	-	-	3,292,190
Issuance of common stock upon exercise of warrants	-	-	31,742,986	31,743	87,753,676	-	-	87,785,419
Offering costs – exercise of warrants	-	-	-	-	(7,379,064)	-	-	(7,379,064)
Conversion under notes payable	-	-	6,139,252	6,139	12,242,368	-	-	12,248,507
Exercise of warrant liabilities	-	-	-	-	89,654,047	-	-	89,654,047
Stock-based compensation			-	-	5,053,704	-	-	5,053,704
Issuance of common stock acquisitions	-	-	750,000	750	1,251,750	-	-	1,252,500
Conversion of preferred stock to common	(764,618)	(765)	764,618	765	-	-	-	-
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Net income	-	-	-	-	-	(246,138,300)	50,577	(246,087,723)
Balance, June 30, 2021 (Unaudited)	-	$-	59,927,241	$59,927	$244,026,879	$(269,787,198)	$(1,843,320)	$(27,543,712)

Balance, January 1, 2020	-	-	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432
Issuance of common stock to note holders	-	-	439,400	439	789,575	-	-	790,014
Returned common stock from noteholder	-	-	(153,005)	(153)	153	-	-	-
Issuance of common stock to consultants	-	-	866,250	866	561,896	-	-	562,762
Issuance of warrants to noteholders and beneficial conversion option	-	-	-	-	1,018,953	-	-	1,018,953
Divestiture of Cloud B	-	-	-	-	-	-	(26,392)	(26,392)
Issuance of common stock for divestiture	-	-	150,000	150	404,850	-	-	405,000
Stock-based compensation	-	-	-	-	1,068,380	-	-	1,068,380
Issuance of common stock for Global Clean Solutions, LLC acquisition	-	-	300,000	300	698,700	-	-	699,000
Distributions	-	-	-	-	-	-	(699,000)	(699,000)
Net (loss) income	-	-	-	-	-	(354,888)	22,241	(332,647)
Balance, June 30, 2020 (Unaudited)	-	$-	9,618,401	$9,618	$30,802,083	$(18,850,350)	$(1,020,849)	$10,940,502

	For the three months ended June 30, 2021 and 2020:
	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, March 31, 2021 (Unaudited)	764,618	765	25,685,981	$25,686	$66,002,229	$(86,118,452)	$(1,865,863)	$(21,955,635)
Issuance of common stock to consultants	-	-	451,272	451	(451)	-	-	-
Issuance of common stock to employees	-	-	1,598,355	1,598	(1,598)	-	-	-
Issuance of common stock upon exercise of warrants	-	-	30,862,188	30,862	86,063,953	-	-	86,094,815
Offering costs – exercise of warrants	-	-	-	-	(7,379,064)	-	-	(7,379,064)
Conversions under notes payable	-	-	564,827	565	1,153,922	-	-	1,154,487
Conversion of preferred stock into common stock	(764,618)	(765)	764,618	765	-	-	-	-
Exercise of warrant liabilities	-	-	-	-	89,394,620	-	-	89,394,620
Stock-based compensation	-	-	-	-	1,393,268	-	-	1,393,268
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Net income (loss)	-	-	-	-	-	(183,668,746)	22,543	(183,646,203)
Balance, June 30, 2021 (Unaudited)	-	$-	59,927,241	$59,927	$244,026,879	$(269,787,198)	$(1,843,320)	$(27,543,712)

Balance, March 31, 2020 (Unaudited)	-	$-	8,676,501	$8,677	$28,790,704	$(17,225,970)	$(344,090)	$11,229,321
Issuance of common stock to note holders	-	-	279,400	279	588,411	-	-	588,690
Issuance of common stock for divestiture	-	-	150,00	150	404,850	-	-	405,000
Issuance of common stock to consultants	-	-	212,500	212	(212)	-	-	-
Stock-based compensation	-	-	-	-	319,630	-	-	319,630
Issuance of common stock for Global Clean Solutions, LLC acquisition	-	-	300,000	300	698,700	-	-	699,000
Distributions	-	-	-	-	-	-	(699,000)	(699,000)
Net (loss) income	-	-	-	-	-	(1,624,380)	22,241	(1,602,139)
Balance, June 30, 2020 (Unaudited)	-	-	9,618,401	9,618	30,802,083	(18,850,350)	(1,020,849)	10,940,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021 (Unaudited)	2020 (Unaudited)
Cash Flow from Operating Activities
Net loss from continuing operations attributable to Vinco Ventures, Inc.	$(241,179,520)	$(5,350,788)
Net income attributable to noncontrolling interests	50,577	22,241
Net loss from continuing operations	(241,128,943)	(5,328,547)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Discontinued operations	(4,958,780)	4,995,900
Depreciation and amortization	1,081,623	612,406
Amortization of financing costs	15,597,936	1,227,046
Stock-based compensation	10,003,767	1,588,427
Amortization of right of use asset	48,327	153,820
Gain on debt extinguishment	(852,352)	-
Loss on disposal of discontinued operations	4,130,580	(4,911,760)
Change in fair value of short-term investments	122,400	-
Loss on issuance of warrants	208,855,715	-
Change in fair value of warrant liability	773,447	-
Changes in assets and liabilities:
Accounts receivable	(1,596,881)	(978,097)
Inventory	169,793	178,227
Prepaid expenses and other current assets	(378,831)	(967,109)
Accounts payable	(819,943)	(344,847)
Accrued expenses and other current liabilities	(775,082)	1,425,622
Operating lease liabilities	(47,714)	(148,518)
Due from related party	(17,050)	9,532
Net cash used in operating activities	(9,791,988)	(2,487,898)

Cash Flows from Investing Activities
Purchase of property and equipment	(88,633)	(61,917)
Cash received from sale of assets of CBAV 1, LLC	2,529,564	-
Equity method investment	(12,000,000)	-
Funding of loan receivable	(5,000,000)	-
Net cash used in investing activities	(14,559,069)	(61,917)

Cash Flows from Financing Activities
(Repayments) borrowings under line of credit	(379,333)	1,678,540
Borrowings under convertible notes payable	19,720,000	1,436,000
Borrowings under notes payable	73,000	1,767,352
Repayments under notes payable	(2,145,475)	(824,472)
Repayments under notes payable- related parties	(1,951,012)	(14,508)
Fees paid for financing costs	(120,261)	(143,479)
Net proceeds from issuance of common stock	3,255,000	-
Net proceeds from exercise of warrants	80,406,355	-
Net cash provided by financing activities	98,858,274	3,899,433
Net increase (decrease) in cash and cash equivalents	74,507,217	1,349,618
Cash and cash equivalents - beginning of period	249,356	412,719
Cash and cash equivalents - end of period	$74,756,573	1,762,337

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$858,388	$144,740
Income taxes	$(14,738)	$235,725
Noncash investing and financing activity:
Shares issued to note holders	$422,672	$-
Conversions under notes payable	$12,248,507	$424,000
Issuance of warrants to note holders	$208,855,715	$-
Shares reserved for EVNT, LLC	$7,400,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

As of June 30, 2021, Vinco Ventures had eight wholly-owned subsidiaries: TBD Safety, LLC (“TBD”), Vinco Ventures Shared Services LLC (“Vinco Shared”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”), Honey Badger Media LLC (“Honey Badger”), EVNT Platform LLC (“Emmersive Entertainment”) and Edison Nation Holdings, LLC. Vinco Ventures owns 50% of Best Party Concepts, LLC and Global Clean Solutions, LLC, all of which are consolidated as VIE’s with noncontrolling interests. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC.

In April 2021, the Company agreed to unwind the joint venture of Ed Roses, LLC and recognized a loss of $301,645.

Liquidity

For the six months ended June 30, 2021, our operations lost approximately $15,720,129, of which approximately $11,085,000 was non-cash and approximately $1,428,000 was related to transaction costs and other non-recurring items.

At June 30, 2021, we had total current assets of approximately $80,620,757 and current liabilities of approximately $8,829,464 resulting in working capital of approximately $71,791,293, of which $3,333,333 was convertible notes payable. At June 30, 2021, we had total assets of $121,276,499 and total liabilities of $148,820,211, of which 139,695,115 related to the warrant liabilities, resulting in stockholders’ deficit of $27,543,712.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $74,756,573 of cash and cash equivalents at June 30, 2021 of which none was held in foreign bank accounts not covered by FDIC insurance limits as of June 30, 2021.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments will be reported under a line-item captioned equity method investment income in our Consolidated Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Consolidated Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity-method investments using the cumulative earnings approach on the Consolidated Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company did not record any impairments related to its investments in 2021. For the six months ended June 30, 2021, there was no income or loss.

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

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The Company’s disaggregated revenues for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales	$2,626,689	$5,123,067	$5,114,558	$7,036,204
Service	-	-	-	-
Licensing	65,122	50,915	142,415	91,124
Total revenues, net	$2,691,811	$5,173,982	$5,256,973	$7,127,328

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three and six months ended June 30, 2021 and 2020, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Customer:
Customer A	11%	*	11%	*
Customer B	*	11%	*	*
Customer C	*	11%	*	*

*	Customer did not represent greater than 10% of total net revenue.

For the three and six months ended June 30, 2021 and 2020, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Region:
North America	100%	98%	100%	93%

*	Region did not represent greater than 10% of total net revenue.

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

The following fair value of financial assets and liabilities and the input level used to determine the fair value at June 30, 2021 is presented below:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$895,600	$-	$-

Liabilities:
Warrant liability	-	-	139,695,115
Total	895,600	-	139,695,115

The following fair value of financial assets and liabilities and the input level used to determine the fair value at December 31, 2020 is presented below:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$1,018,000	$-	$-

Liabilities:
Warrant liability	-	-	-
Total	1,018,000	-	-

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

Warrant Liability (Level 3)
Balance, December 31, 2020	$-
Issuance of warrants	228,575,715
Change in fair value	773,447
Exercise of warrants	(89,654,047)
Balance, June 30, 2021	$139,695,115

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and six months ended June 30, 2021 and 2020 and the cumulative translation gains and losses as of June 30, 2021 and December 31, 2020 were not material.

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

As of June 30, 2021 and 2020, the Company excluded the common stock equivalents summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,	June 30,
	2021	2020
Selling Agent Warrants	-	160,492
Shares reserved in exchange for the cancellation of certain non-voting membership interest in Edison Nation Holdings, LLC	-	990,000
Shares reserved in exchange for the cancellation of certain non-voting membership interest in EVNT, LLC	1,000,000	-
Placement Agent Warrants	4,911,692	-
Options	80,000	80,000
Convertible shares under notes payable	2,700,587	999,536
Warrants for noteholders	45,491,829	750,000
Warrants for investors	1,500,000	-
Restricted stock units	-	270,000
Series B Convertible Stock	-	-
Shares to be issued	-	46,500
Total	$55,684,108	$3,296,528

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

The table below shows the assets that the Company transferred to BTL and the components of the loss on discontinued operations:

June 30, 2021
Cash received from buyer	2,529,565

Accounts receivable	(293,005)
Inventory	(665,522)
Prepaid expenses	(160,666)
Intangible assets	(5,540,952)
Loss on divestiture	4,130,580
Operating loss of discontinued operations	178,200
Bankruptcy costs	650,000
Loss on discontinued operations	4,958,780

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

Please see Note 15 — Discontinued Operations for further information.

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

Asset Acquisitions

Emmersive Entertainment

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

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed. The Preferred Units and Conditional Preferred Units were valued at $2,100,00 and $5,300,000, respectively, and recorded as an intangible asset.

Honey Badger

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

Note 3 — Acquisitions and Divestitures (continued)

HMNRTH

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

In April 2021, the Company agreed to unwind the joint venture of Ed Roses, LLC and recognized a loss of $301,645.

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at June 30, 2021:

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$3,845	$10,481
Accounts receivable, net	-	94,195
Inventory	-	240,158
Prepaid expenses and other current assets	-	-
Total current assets	3,845	344,834
Property and equipment, net	-	-
Total assets	$3,845	$344,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,164	$217,558
Accrued expenses and other current liabilities	43,473	113,576
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	1,133,652	1,133,652
Notes payable, current	-	150,000
Due to related party	315,666	315,666
Total current liabilities	1,521,955	1,930,452

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Variable Interest Entities — (Continued)

The following table presents the operations of entities that are VIEs and consolidated by the Company at June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$92,945	$1,051,945	$307,339	$1,274,477
Cost of revenues	9,530	789,000	93,685	994,923
Gross profit	83,415	262,945	213,654	279,554

Operating expenses:
Selling, general and administrative	4,320	136,648	104,741	203,562
Operating income	79,095	126,297	108,913	75,992

Other (expense) income:
Interest expense	(34,010)	(21,331)	(7,760)	(56,956)
Total other (expense) income	(34,010)	(21,331)	(7,760)	(56,956)
Loss before income taxes	45,085	104,966	101,153	19,036
Income tax expense	-	-	-	-
Net income	$45,085	$104,966	$101,153	$19,036

At June 30, 2021, the Company had one unconsolidated VIE, ZVV Media Partners, LLC (“ZVV”), for which the Company held a variable interest.

Global Clean Solutions, LLC

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Short-Term Investments

As of June 30, 2021 and December 31, 2020, short-term investments consisted of the following:

	June 30,	December 31,
	2021	2020
Jupiter Wellness, Inc. (JUPW) (i)	$1,040,000	$1,040,000
Unrealized losses	(144,400)	(22,000)
Total short-term investments	$895,600	$1,018,000

(i)	On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter purchased all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. On June 30, 2021, the closing price of JUPW was $4.48 on the Nasdaq.

Note 6 — Property and Equipment, net

As of June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Land	$79,100	$79,100
Buildings – rental property	463,635	463,635
Building improvements	800,225	800,225
Equipment and machinery	4,144,145	4,122,917
Furniture and fixtures	368,137	368,137
Computer software	55,500	-
Molds	79,300	79,300
Vehicles	533,866	521,962
	6,523,908	6,435,276
Less: accumulated depreciation	(5,490,098)	(5,424,475)
Total property and equipment, net	$1,033,810	$1,010,801

Depreciation expense for the six months ended June 30, 2021 and 2020 was $65,623 and $169,141, respectively.

Note 7 — Loan Receivable

As of June 30, 2021 and December 31, 2020, loan receivable consisted of the following:

	June 30,	December 31,
	2021	2020
Loan to Zash Global Media and Entertainment Corporation (i)	$5,000,000	$-

(i)	On February 18, 2021, the Company loaned $5,000,000 to ZASH Global Media and Entertainment Corporation (“ZASH”). The interest rate on the note is 3% per annum. The maturity date of the loan is August 17, 2023. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

Note 8 — Equity Method Investments

As of June 30, 2021 and December 31, 2020, the carrying amount of equity method investments consisted of the following:

	June 30,	December 31,
	2021	2020
Investment in ZVV Media Partners, LLC (i)	$12,000,000	$-

(i)	On January 19, 2021, the Company, ZVV Media Partners, LLC (“ZVV”) and ZASH entered into a Contribution Agreement (the “Agreement”). The Company and ZASH established the newly formed entity, ZVV, in order to engage in the development and production of consumer facing content and related activities.

Note 9 — Goodwill

For the six months ended June 30, 2021, there was no change in the carrying amount of goodwill.

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

Note 10 — Debt

As of June 30, 2021 and December 31, 2020, debt consisted of the following:

	June 30,	December 31,
	2021	2020
Line of credit:
Lines of credit	$1,133,652	$1,133,652
Receivable financing	-	367,301
Total lines of credit	1,133,652	1,500,953

Senior convertible notes payable:
Senior convertible notes payable– related parties	422,272	1,428,161
Convertible notes payable	10,000,000	591,104
Debt issuance costs	(6,821,756)	(280,511)
Total long-term senior convertible notes payable	3,600,516	1,738,754
Less: current portion of long-term notes payable	(3,333,333)	(577,260)
Noncurrent portion of long-term convertible notes payable	267,183	1,161,494

Notes payable:
Notes payable	35,151	1,932,088
Debt issuance costs	-	(34,997)
Total long-term debt	35,151	1,897,091
Less: current portion of long-term debt	(15,185)	(1,301,212)
Noncurrent portion of long-term debt	19,966	595,879

Notes payable – related parties:
Notes payable	876,500	2,827,512
Debt issuance costs	-	(33,833)
Total notes payable – related parties:	876,500	2,793,679
Less: current portion of long-term debt – related parties	(876,500)	(1,389,922)
Noncurrent portion of long-term debt – related parties	$-	$1,403,757

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Convertible Notes Payable

Hudson Bay Financing- February 2021

On February 23, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on February 18, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $10,000,000 (the “Note”) and five (5) year warrants (the “February Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Company issued the February Warrants to the Investor representing the right to acquire an aggregate of 18,568,188 shares of Common Stock. The February Warrants contain an exercise price of $3.722 per share.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 900% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the Investor’s Note. The Warrant contains an exercise price of $3.722 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was exercisable for an aggregate of 18,568,188 shares of Common Stock (the “Warrant Shares”). As of June 30, 2021, the Investor has exercised 13,968,188 warrants.

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

On June 4, 2021, the Company entered into a warrant exercise agreement (the “June 2021 Warrant Agreement”) with the Investor whereby the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.30 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the June 2021 Warrant Agreement. At the Closing (as defined in Section 2 of the June 2021 Agreement), the parties shall execute and deliver a registration rights agreement, (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants.

Subject to the terms of June 2021 Warrant Agreement, the Company shall issue and deliver Incentive Warrants to the Investor to initially purchase zero shares of Common Stock, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a 1.75-for-one basis for the additional exercise of each Existing Warrant on or prior to July 7, 2021. During the six months ended June 30, 2021, the Investor exercised 15,898,188 warrants and received 27,821,829 incentive warrants.

The June 2021 Warrant Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions.

On July 7, 2021, the Company entered into an Amendment to the June 2021 Warrant Agreement (the “Amendment Agreement”). Under the terms of the Amendment Agreement, the exercise date for the June Warrants has been extended to August 9, 2021 (the “Adjustment Date”).

Hudson Bay Financing- January 2021

On January 25, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on January 21, 2021 with Hudson Bay Master Fund, Ltd (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $12,000,000 (the “Note”) and a five (5) year warrant (the “January Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Company issued the January Warrants to the Investor representing the right to acquire an aggregate of 15,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). The January Warrants contain an exercise price of $2.00 per share.

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

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 250% of the shares of Common Stock initially issuable to each Investor pursuant to the Investor’s Note. The Warrant contains an exercise price of $2.00 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 15,000,000 shares of Common Stock (the “Warrant Shares”). As of June 30, 2021, the Investor has exercised 15,000,000 warrants.

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

On May 24, 2021, the Company entered into a warrant exercise agreement (the “May 2021 Warrant Agreement”) with the Investor who agreed to exercise 2,870,000 shares of Common Stock underlying the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the May 2021 Warrant Agreement. At the Closing (as defined in Section 2(b) of the May 2021 Warrant Agreement), the parties shall execute and deliver a registration rights agreement, (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. During the six months ended June 30, 2021, the Investor exercised 13,070,000 warrants and received 13,070,000 incentive warrants.

Subject to the terms of May 2021 Warrant Agreement, (i) the Investor shall pay to the Company an amount equal to the exercise price of the January Warrants in effect as of the date of such exercise multiplied by 2,870,000 shares (as adjusted for any share split or similar transaction after the date hereof) (the “Exercised Warrant Shares”) and (ii) the Company shall issue and deliver Incentive Warrants to the Investor to initially purchase an aggregate number of shares equal to the number of Exercised Warrant Shares, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a one-for-one basis for the additional exercise of each January Warrant on or prior to June 1, 2021.

The May 2021 Warrant Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Jefferson Street Capital, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $168,000 ($18,000 OID). The Note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the Investor 10,700 shares of Common Stock (the “Origination Shares”) as an origination fee. The transaction closed on April 9, 2020. On October 7, 2020, the Company and Investor entered into a Forbearance Agreement (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, the Company requested and the Investor agreed to temporarily forebear, until the earlier of (i) December 9, 2020 or (ii) at such time as a default shall occur under and pursuant to the Purchase Agreement, the Note or the Agreement, from exercising its right to convert amounts due under the Note into Common Stock of the Company, in exchange for a one-time cash payment forbearance fee equal to $12,500 paid upon execution of the Agreement. On December 23, 2020, the Investor submitted a Notice of Conversion for $45,000 in principal and $750 in fees. On December 29, 2020, the Company issued 41,730 shares to satisfy the conversion obligation. The Investor converted $54,830 of principal into 54,830 of the Company’s common shares. The Note was paid in full on February 1, 2021.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Paycheck Protection Program

On April 15, 2020, the Company entered into a loan agreement (“PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $789,852 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on April 15, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP Loan is included in notes payable on the consolidated balance sheet. On May 4, 2021, the Company’s PPP loan was forgiven and the carrying value of $789,852 was recorded as a gain on extinguishment as part of interest expense.

On May 4, 2020, TBD Safety, LLC, the Company’s wholly owned subsidiary, entered into a loan agreement (“PPP Loan”) with First Home Bank under the Paycheck Protection Program (the “PPP”), which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $62,500 from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The PPP Loan has a 1.00% interest rate per annum and matures on May 4, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP Loan is included in notes payable on the consolidated balance sheet. On April 16, 2021, the TBD Safety PPP loan was forgiven the carrying value of $62,500 was recorded as a gain on extinguishment as part of interest expense.

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

Line of Credit

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”). The balance at June 30, 2021 is $1,133,652.

The scheduled maturities of the debt for the next five years as of June 30, 2021, are as follows:

For the Years Ended December 31,	Amount
2021 (excluding the six months ended June 30, 2021)	2,017,659
2022	10,015,530
2023	434,386
2024	-
2025	-
Thereafter	-
12,467,575
Less: debt discount	(6,821,756)
$5,645,819

For the three and six months ended June 30, 2021, interest expense was $2,715,481 and $15,410,414, respectively, of which $277,083 and $190,549 was related party interest expense. For the three and six months ended June 30, 2020, interest expense was $847,154 and $1,571,111, respectively of which $75,692 and $152,326 were related party interest expense.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrant Liability

For the six months ended June 30, 2021, the Company issued warrants to purchase shares of the Company’s common stock related to multiple private placements. The warrants are as follows:

	Warrant Shares	Exercise Price
Hudson Bay Warrant; January 25, 2021	15,000,000	$2.000
Palladium Capital Warrant; January 25, 2021	480,000	$2.000
BHP Capital NY Warrant; January 28, 2021	1,500,000	$2.200
Hudson Bay Warrant; February 23, 2021	18,568,188	$3.722
Palladium Capital Warrant; February 23, 2021	1,650,346	$3.722
Hudson Bay Warrant; May 24, 2021	13,070,000	$3.200
Palladium Capital Warrant; May 24, 2021	1,200,000	$3.200
BHP Capital Warrant; June 4, 2021	1,500,000	$3.200
Hudson Bay Warrant; June 4, 2021	27,821,829	$3.300
Palladium Capital Warrant; June 4, 2021	2,071,346	$3.300

The warrants are subject to anti-dilution adjustments outlined in the Agreement. The warrants issued in the first quarter were classified as a liability with an initial fair value of $94,876,534, of which $75,156,534 was immediately expensed and $19,720,000 was recorded as a deferred debt discount. The warrants issued in the second quarter were classified as a liability with an initial fair value of $133,699,181 which was immediately expensed. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. The change in fair value of the warrant liability for the three and six months ended June 30, 2021 was a loss of 773,447 and 37,154,989, respectively. As of June 30, 2021, the fair value of the warrant liability was $139,695,115.

The warrants were valued using the Black-Scholes pricing model to calculate the grant-date fair value upon issuance of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; January 25, 2021	0.00%	109.95%	0.13%	2.5 years
Palladium Capital Warrant; January 25, 2021	0.00%	109.95%	0.13%	2.5 years
BHP Capital NY Warrant; January 28, 2021	0.00%	110.00%	0.12%	2.5 years
Hudson Bay Warrant; February 23, 2021	0.00%	110.94%	0.11%	2.5 years
Palladium Capital Warrant; February 23, 2021	0.00%	110.94%	0.11%	2.5 years
Hudson Bay Warrant; May 24, 2021	0.00%	115.38%	0.14%	2.5 years
Palladium Capital Warrant; May 24, 2021	0.00%	115.38%	0.14%	2.5 years
BHP Capital Warrant; June 4, 2021	0.00%	117.11%	0.16%	2.5 years
Hudson Bay Warrant; June 4, 2021	0.00%	117.14%	0.16%	2.5 years
Palladium Capital Warrant; June 4, 2021	0.00%	117.14%	0.16%

The warrants were valued using the Black-Scholes pricing model to calculate the June 30, 2021 fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; January 25, 2021	0.00%	118.33%	0.25%	2.5 years
Palladium Capital Warrant; January 25, 2021	0.00%	118.33%	0.25%	2.5 years
BHP Capital NY Warrant; January 28, 2021	0.00%	118.33%	0.25%	2.5 years
Hudson Bay Warrant; February 23, 2021	0.00%	118.33%	0.25%	2.5 years
Palladium Capital Warrant; February 23, 2021	0.00%	118.33%	0.25%	2.5 years
Hudson Bay Warrant; May 24, 2021	0.00%	118.33%	0.25%	2.5 years
Palladium Capital Warrant; May 24, 2021	0.00%	118.33%	0.25%	2.5 years
BHP Capital Warrant; June 4, 2021	0.00%	118.33%	0.25%	2.5 years
Hudson Bay Warrant; June 4, 2021	0.00%	118.33%	0.25%	2.5 years
Palladium Capital Warrant; June 4, 2021	0.00%	118.33%	0.25%	2.5 years

Note 12 — Related Party Transactions

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which our President holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Vendor $239,283 that was utilized to pay for deposits with the Vendors factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement. The balance outstanding at June 30, 2021 is $0.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of June 30, 2021 and December 31, 2020, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of June 30, 2021 and December 31, 2020, the net amount due to related parties was $15,401 and $32,452, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital.

Note 13— Commitments and Contingencies

Employment Agreements

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. As of June 30, 2021, the Enterprise Value has been achieved.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. As of June 30, 2021, the Enterprise Value has been achieved.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. As of June 30, 2021, the Enterprise Value has been achieved.

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

Total rent expense for the three and six months ended June 30, 2021 was $32.724 and $59,277, respectively. Total rent expense for the three and six months ended June 30, 2020 was $122,943 and $269,709, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

As of June 30, 2021, the Company had operating lease liabilities of $107,776 and right of use assets for operating leases of $104,707. During the three and six months ended June 30, 2021 and 2020, operating cash outflows relating to operating lease liabilities was $23,723 and $74,776, respectively, and the expense for right of use assets for operating leases was $24,163 and $77,823, respectively. As of June 30, 2021, the Company’s operating leases had a weighted-average remaining term of 1.6 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13— Commitments and Contingencies — (Continued)

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month-to-month lease. Total rental income related to the leased space for both the three and six months ended June 30, 2021 was $28,703 and $54,407, respectively, and is included in other income on the consolidated statements of operations. Total rental income related to the leased space for both the three and six months ended June 30, 2020 was $25,703 and $51,407, respectively, and is included in other income on the consolidated statements of operations.

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

Gerald Whitt, et al. v. Vinco Ventures, CBAV1, LLC, et al.

On October 27, 2020, Gerald Whitt, et al, the minority shareholders of Cloud b Inc. (“Whitt Plaintiffs”) filed a civil complaint in the Superior Court of the State of California against Vinco Ventures, Inc., CBAV1, LLC and other parties, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy (the “Whitt Complaint”). The Whitt Plaintiffs seek “in excess of $8,000,000” in damages. Defendants’ position is that the Whitt Complaint is frivolous and the filing of same was an abuse of process. Defendants have not been served with the Whitt Complaint. On or about June 4, 2021, CBAV1 entered into a settlement agreement with the trustee for Cloud b, Inc., whereby CBAV1 paid $500,000 to the Cloud b Estate for distribution to its unsecured creditors.  As part of the settlement, all derivative claims on behalf of Cloud b, Inc. in the Whitt Complaint were released as to CBAV1 and its affiliates, shareholders, officers, directors, employees and other parties. There are a limited number of non-derivative claims that were not released.

In re CBAV1, LLC, Debtor, Chapter 11 Bankruptcy/In re Cloud b, Inc., Debtor Chapter 7 Bankruptcy

On October 30, 2020, CBAV1, LLC filed a voluntary petition under Chapter 11 of title 11 of the United States Code, as amended (the “Bankruptcy Code”). On October 30, 2020, Cloud b filed a voluntary petition under Chapter 7 of the Bankruptcy Code. On November 15, 2020, a prospective buyer entered into a non-binding letter of intent to purchase the CBAV1 Assets for $2,250,000. On December 18, 2020, CBAV1, LLC filed a motion to sell substantially of the CBAV1 Assets free and clear of all interests, liens, claims and encumbrances. On that same date, CBAV1, LLC also filed a motion to approve (i) certain procedures for the submission of bids in connection with the sale of substantially all of the assets, (ii) the break-up fee and expense reimbursement, (iii) scheduling an auction and (iv) scheduling a sale hearing. On January 21, 2021, the prospective buyer entered into an asset purchase agreement to buy the CBAV1 Assets for $2,250,000, on terms and conditions set forth therein. On March 12, 2021, the court approved the sale of the CBAV1 Assets to the winning bidder at the auction held on March 10, 2021 and March 11, 2021 for the total sum of $3,000,000 US. A cash payment in the amount of $2,650,000, less certain credits, was made at closing on April 21, 2021 with additional payments in the amounts of $150,000 US due on April 15, 2022 and $200,000 US on April 15, 2023.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. As of June 30, 2021 and December 31, 2020, there were 59,927,241 and 14,471,403 shares of common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2021, warrant shares of 31,742,986 were exercised and the Company received net proceeds of $87,785,419.

Preferred Stock

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

On May 26, 2021, the Company issued 764,618 shares of common stock valued at $1,276,912 upon conversion of the Company’s Series B Preferred Stock.

The Company is authorized to issue 30,000,000 shares of preferred stock. As of June 30, 2021 and December 31, 2020, there were 0 and 764,618 shares of Series B Preferred Stock issued and outstanding, respectively.

Stock-Based Compensation

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 (287,659 remaining as of June 30, 2021) shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

The following table summarizes stock option awards outstanding at June 30, 2021:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2020	80,000	$7.01	3.2	-
Granted	-	-	-	-
Balance, June 30, 2021	80,000	$7.01	2.9	-
Exercisable, June 30, 2021	80,000	$7.01	2.9	-

As of June 30, 2021, there were no unvested options to purchase shares of the Company’s common stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

Other Stock Awards

The Company issued 2,861,227 shares of common stock to employees for services valued at $7,495,864 for the six months ended June 30, 2021.

The Company issued 1,457,849 shares of common stock to vendors for services valued at $3,365,840 for the six months ended June 30, 2021.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity (continued)

BHP Capital NY Inc. Private Placement – January 2021

On January 28, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “SPA”) entered into by the Company on January 28, 2021 with BHP Capital NY Inc (the “Investor”), the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

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

On January 28, 2021 (the “Effective Date”), the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “SPA”) entered into by the Company on January 28, 2021 with BHP Capital NY Inc (the “Investor”), the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

Pursuant to the SPA, the Investor received a Warrant in an amount equal to 100% of the shares of Common Stock issued to the Investor under the SPA. The Warrant contains an exercise price of $2.20 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 1,500,000 shares of Common Stock (the “Warrant Shares”).

On June 4, 2021, the Company entered into a warrant exercise agreement (the “Agreement”) with BHP Capital NY Inc. (“BHP”) who agreed to exercise a portion of the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the Agreement. At the Closing (as defined in Section 2(b) of the Agreement), the Parties shall execute and deliver a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. Subject to the terms of Agreement, (i) BHP shall pay to the Company an amount equal to the exercise price in effect as of the date of such exercise multiplied by 1,500,000 shares (as adjusted for any share split or similar transaction after the date hereof) (the “Exercised Warrant Shares”) and (ii) the Company shall issue and deliver Incentive Warrants to BHP to initially purchase an aggregate number of shares equal to the number of Exercised Warrant Shares, which number of shares shall be subject to adjustment upon the exercise of further shares pursuant to the January Warrants. During the six months ended June 30, 2021, the Investor exercised 1,500,000 warrants and received 1,500,000 incentive warrants.

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

The following table presents the carrying values of the assets and liabilities of our discontinued operations at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020

Assets
Current assets:
Accounts receivable, net	$-	$220,964
Inventory	-	559,737
Prepaid expenses and other current assets	-	261,980
Total current assets	-	1,042,680
Intangible assets, net	-	5,739,524
Total assets	$-	$6,782,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$120,729	$487,454
Total current liabilities	$120,729	$487,454

The following table presents the summary results of operations of our discontinued operations for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	$-	$1,706,044	697,883	3,419,808
Cost of revenues	-	884,848	490,195	1,939,541
Gross profit	-	821,196	207,688	1,480,267

Operating expenses:
Selling, general and administrative	99,286	393,077	385,888	1,396,127
Operating income	(99,286)	428,119	178,200	84,140

Other (expense) income:
(Loss) gain on disposal	(4,308,780)	-	(4,308,780)	4,911,760
Total other (expense) income	(4,308,780)	-	(4,308,780)	4,911,760
(Loss) income before income taxes	(4,408,066)	428,119	(4,486,980)	4,995,900
Income tax expense	-	-	-	-
Net (loss) income	$(4,408,066)	$428,119	(4,486,980)	4,995,900

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Subsequent Events

On July 7, 2021, the Company entered into an amendment agreement with Hudson Bay in connection with the January warrants and February warrants which extended the exercise period of the warrant exercise agreement dated June 4, 2021 to August 9, 2021.

On July 23, 2021, Vinco entered into a Securities Purchase Agreement (the “Purchase Agreement”) with BHP Capital NY Inc. (the “Purchaser”) whereby Vinco agreed to (i) issue and sell to the Purchaser up to 1,007,194 shares of Vinco’s common stock, par value $0.001 per share (the “Purchased Shares”) at a purchase price of $2.78 per share and (ii) issue warrants (the “Warrants”) to purchase up to 1,007,194 shares of Vinco’s Common Stock (the “Warrant Shares”) with an exercise price of $2.78 per share, resulting in an aggregate of $2,800,000 of Purchased Shares and Warrants. The Warrants are immediately exercisable and have a term of exercise equal to three (3) years. In connection with the Purchase Agreement, Vinco and the Purchaser also entered into a Registration Rights Agreement, dated as of July 23, 2021, whereby Vinco agree to prepare and file, within 40 days of the closing, with the SEC a registration statement covering the resale of all Purchased Shares and Warrant Shares issued and sold to the Purchaser pursuant to the Purchase Agreement. In the event that such registration statement is not filed within 40 days of the closing, or if such registration statement does not become effective within 80 days of its filing, Vinco shall issue an additional 50,360 shares of Common Stock and warrants to purchase an additional 50,360 shares of Common Stock to the Purchaser.

On July 22, 2021 (the “Effective Date”), Vinco Ventures, Inc. (the “Company”) consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on July 22, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Secured Convertible Note in the amount of $120,000,000 for the purchase price of $100,000,000 ($20,000,000 OID)(the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

The Note shall carry no interest unless and until an event of default shall occur and matures on July 22, 2022. The Note contains a voluntary conversion mechanism whereby the Noteholder may convert at any time after the Issuance Date, in whole or in part, the outstanding principal and interest under the Note into shares of the Common Stock at a conversion price of $4.00 per share (the “Conversion Shares”). The Note shall be a senior secured obligation of the Company and its subsidiaries. The Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Note will accrue at a rate of twelve percent (18%) per annum and the outstanding principal amount of the Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Note will become, at the Note holder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the Note), the Note’s holder may require the Company to purchase any outstanding portion of the Note in cash at a price in accordance with the terms of the Note.

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 100% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the Investor’s Note. The Warrant contains an exercise price of $4.00 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was issued for an aggregate of 32,697,548 shares of Common Stock (the “Warrant Shares”).

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

Palladium Capital Group, LLC. (the “Placement Agent”) acted as placement agent for the Offering. The Placement Agent received cash compensation of $1,000,000 plus a Note of $8,000,000 which is deferred and only due upon the closing of the merger with Zash (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses).

On July 19, 2021, Zash, Lomotif Private Limited (“Lomotif”), the Lomotif selling shareholders and ZVV, entered into a Deed of Variation and Supplement (the “Deed of Variation”) whereby, among other things, Zash novated all of its rights and obligations under the Lomotif SPA to ZVV and ZVV assumed all of Zash’s rights and obligations under the Lomotif SPA as if ZVV had been a party to the Lomotif SPA in place of Zash. On July 23, 2021, ZVV paid as consideration $100 million from the Senior Secured Convertible Note that closed on July 22, 2021, which resulted in ZVV acquiring an 80% interest in Lomotif.

On July 1, 2021, the Company issued a total of 30,000 shares valued at $94,800 to an employee for severance.

On August 18, 2021, the Company entered into a warrant exercise agreement (the “Agreement”) with the Investor whereby the Parties agreed that, subject to the satisfaction (or waiver) of the conditions set forth in Sections 4 and 5 of the Agreement: (i) the Investor shall pay to the Company an amount equal to the Exercise Price as defined in the January Warrants and February Warrants (the “Existing Warrants”) in effect as of the date of such exercise multiplied by the Existing Warrant shares as defined in the Agreement; (ii) the Company shall issue and deliver to the Investor the Existing Warrant shares as set forth in Section 1 of the Existing Warrants; (iii) the Company shall issue and deliver to the Investor additional warrants to purchase an aggregate of 20,500,000 shares of Common Stock at an exercise price of $2.655 per share, subject to adjustments provided therein (the “August Series A Warrants”); and (iv) the Company shall issue and deliver to the Investor additional warrants to purchase an aggregate of 2,000,000 shares of Common Stock at an exercise price of $2.655 per share, subject to adjustments provided therein (the “August Series B Warrants,” and together with the August Series A Warrants, the “August Warrants”). The terms of the August Series A Warrants and the August Series B Warrants are substantially identical, except that, upon stockholder approval, the August Series B Warrants will be subject to an Alternate Cashless Exercise, as defined therein.

In addition, pursuant to the Agreement, the Parties also agreed, among other things, that (i) upon entering into the Agreement, the exercise price of the July Warrants is reduced to $2.655 per share; and (ii) the definition of “Initial Exercisability Date” (as defined in the June Incentive Warrant) is amended to mean August 18, 2021.

On August 18, 2021, the Investor exercised the remaining 4,600,000 warrants under the February Warrants at a price of $3.722 for a total amount of $17,121,200.

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

One customer represented 11% and 11% of our revenues for the three months ended June 30, 2021 and 2020, respectively. No customers represented more than 10% for the six months ended June 30, 2021 and 2020, respectively.

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

On May 24, 2021, the Company entered into a warrant exercise agreement (the “May 2021 Warrant Agreement”) with the Investor whereby the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”). Subject to the terms of May 2021 Agreement, the Company shall issue and deliver Incentive Warrants to the Investor to initially purchase zero shares of Common Stock, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a 1.00-for-one basis for the additional exercise of each Existing Warrant.

On June 4, 2021, the Company entered into a warrant exercise agreement (the “Agreement”) with BHP Capital NY Inc. (“BHP”) who agreed to exercise a portion of the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”). Subject to the terms of Agreement, (i) BHP shall pay to the Company an amount equal to the exercise price in effect as of the date of such exercise multiplied by 1,500,000 shares and (ii) the Company shall issue and deliver Incentive Warrants to BHP to initially purchase an aggregate number of shares equal to the number of Exercised Warrant Shares, which number of shares shall be subject to adjustment upon the exercise of further shares pursuant to the January Warrants.

On June 4, 2021, the Company entered into a warrant exercise agreement (the “June 2021 Warrant Agreement”) with the Investor whereby the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.30 (the “Incentive Warrants”). Subject to the terms of June 2021 Agreement, the Company shall issue and deliver Incentive Warrants to the Investor to initially purchase zero shares of Common Stock, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a 1.75-for-one basis for the additional exercise of each Existing Warrant.

The warrants are subject to anti-dilution adjustments outlined in the Agreement. The warrants may require cash settlement under certain conditions, such as a tender offer. The warrants were classified as a liability with an initial fair value at the time of issuance of $228,575,715 of which $208,855,715 was immediately expensed as a loss on issuance of warrants and $19,720,000 was recorded as a deferred debt discount.

In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2021, the fair value of the warrant liability was $139,695,115. For the three and six months ended June 30, 2021, the Company recorded a loss of $208,855,715 and $75,156,534, respectively. The warrants are valued using the Black-Scholes pricing model to calculate the fair value of the warrants.

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

On May 28, 2021, the Company, Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation (“ZASH”) entered into that certain Second Amendment to the Agreement (the “Second Amendment”) to define certain milestones with dates to be completed to consummate the closing of the Lomotif Private Limited (“Lomotif”) acquisition and the ZASH merger; (i) the Company and ZASH intend to acquire Lomotif through their joint venture, ZVV Media Partners, LLC (the “Joint Venture”); (ii) the Parties have completed an Amended and Restated Limited Liability Company Agreement for the Joint Venture in preparation for the anticipated acquisition of Lomotif through the Joint Venture; (iii) Gemini Valuation Services will complete and present an independent third-party valuation on ZASH on or before June 11, 2021; (iv) sign the final Agreement and Plan of Merger and Reorganization on or before June 24, 2021; (v) issue a formal proxy to shareholders for the approval of the ZASH merger with the Company on or before July 15, 2021; and (vi) extend the closing date to August 31, 2021, but no later than the first business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transaction.

On July 19, 2021, Zash Global Media and Entertainment Corp. (“Zash”), Lomotif Private Limited (“Lomotif”), the Lomotif selling shareholders identified on the signature page to the Lomotif SPA and ZVV MEDIA PARTNERS, LLC (“ZVV”), entered into that certain Deed of Variation and Supplement (the “Deed of Variation”) whereby, among other things, Zash novated all of its rights and obligations under the Lomotif SPA to ZVV and ZVV assumed all of Zash’s rights and obligations under the Lomotif SPA as if ZVV had been a party to the Lomotif SPA in place of Zash. On July 23, 2021, ZVV closed on the transaction which resulted in ZVV acquiring an 80% interest in Lomotif.

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

Results of Operations

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Period over Period Change
	2021	2020	$	%

Revenues, net	$2,691,811	$5,173,982	$(2,482,171)	-47.97%
Cost of revenues	1,721,189	4,004,936	(2,283,747)	-57.02%
Gross profit	970,622	1,169,046	(198,424)	-16.97%

Operating expenses:
Selling, general and administrative	5,941,652	2,377,853	3,563,799	149.87%
Operating (loss)	(4,971,030)	(1,208,807)	(3,762,223)	-311.23%

Other (expense) income:
Rental income	28,703	25,703	3,000	11.67%
Interest (expense)	(2,715,481)	(847,154)	(1,868,327)	-220.54%
Loss on issuance of warrants	(133,699,181)	-	(133,699,181)	-100.00%
Change in fair value of warrant liability	(37,154,989)	-	(37,154,989)	-100.00%
Change in fair value of short-term investment	(52,000)	-	(52,000)	-100.00%
Loss on disposal of assets and interests in joint venture	(301,645)	-	(301,645)	-100.00%
Total other (expense), net	(173,894,593)	(821,451)	(173,073,142)	-21,069.20%
Loss before income taxes	(178,865,623)	(2,030,258)	(176,835,365)	-8,709.99%
Income tax expense	-	-	-	-%
Net loss from continuing operations	(178,865,623)	(2,030,258)	(176,835,365)	-8,709.99%
Net income attributable to noncontrolling interests	22,543	22,241	5,793	26.05%
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(178,888,166)	(2,052,499)	(176,841,158)	-8,615.90%
Net income (loss) from discontinued operations	(4,780,580)	428,119	606,319	-141.62%
Net (loss) income attributable to Vinco Ventures, Inc.	$(183,668,746)	$(1,624,380)	$(177,447,477)	-10,924.01%

Revenue

For the three months ended June 30, 2021, revenues decreased by $2,482,171 or 47.97%, as compared to the three months ended June 30, 2020. The decrease was primarily the result of a decrease in revenues from the Edison Nation Medical division.

Cost of Revenues

For the three months ended June 30, 2021, cost of revenues decreased by $2,283,747 or 57.02%, as compared to the three months ended June 30, 2020. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the three months ended June 30, 2021, gross profit decreased by $198,424, or 16.97%, as compared to the three months ended June 30, 2020. The decrease was primarily a result of the decrease in revenues.

Operating Expenses

Selling, general and administrative expenses were $5,941,652 and $2,377,853 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $3,563,799, or 149.87%. The increase was primarily the result of an increase in stock-based compensation of $1,037,351, profession fees of $897,021, depreciation and amortization of $326,316 and payroll and related benefits of $702,150.

Rental Income

Rental income was $28,703 and $25,703 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense

Interest expense was $2,715,481 for the three months ended June 30, 2021 versus $847,154 in the previous three months ended June 30, 2020. The increase in interest expense was related to the two financings in the first quarter of $22,000,000 which included the issuance of warrants and beneficial conversion features that were amortized and included as part of interest expense.

Loss on issuance of warrants and change in fair value of warrants

Loss on issuance of warrants was $133,699,181 and $0 for the three months ended June 30, 2021 and 2020, respectively. The issuance of warrants was related to the issuance of warrants in connection with the three private placements completed in the second quarter of 2021. Change in fair value of warrants was a loss of $37,154,989 and $0 for the three months ended June 30, 2021 and 2020, respectively. The change in fair value of warrants was related to a reduction in the warrant liability due to a change in the underlying assumptions of the Black-Scholes model, mostly related to a decrease in the Company’s share price.

Income tax expense

Income tax expense was $0 and $0 for the three months ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Period over Period Change
	2021	2020	$	%

Revenues, net	$5,256,973	$7,127,328	$(1,870,355)	-26.24%
Cost of revenues	3,374,570	5,368,655	(1,994,085)	-37.14%
Gross profit	1,882,403	1,758,673	123,730	7.04%

Operating expenses:
Selling, general and administrative	17,602,532	5,567,516	12,035,016	216.16%
Operating (loss)	(15,720,129)	(3,808,843)	(11,911,286)	-312.73%

Other (expense) income:
Rental income	54,407	51,407	3,000	5.84%
Interest (expense)	(15,410,414)	(1,571,111)	(13,839,303)	-880.86%
Loss on issuance of warrants	(208,855,715)	-	(208,855,715)	-100.00%
Change in fair value of warrant liability	(773,447)	-	(773,447)	-100.00%
Change in fair value of short-term investment	(122,000)	-	(122,000)	-100.00%
Loss on disposal of assets and interest in joint venture	(301,645)	-	(301,645)	-100.00%
Gain on divestirure	-	-	-	-%
Total other (expense), net	(225,408,814)	(1,519,704)	(223,889,110)	-14,732.42%
Loss before income taxes	(241,128,943)	(5,328,547)	(236,279,596)	-4,434.22%
Income tax expense	-	-	-	-%
Net loss from continuing operations	(241,608,143)	(5,328,547)	(236,279,596)	-4,434.22%
Net income attributable to noncontrolling interests	50,577	22,241	28,366	127.40%
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(241,179,520)	(5,350,788)	(235,828,732)	-4,407.36%
Net income (loss) from discontinued operations attributable to Vinco Ventures, Inc.	(4,958,780)	4,995,900	(9,914,680)	-200.06%
Net (loss) income attributable to Vinco Ventures, Inc.	$(246,138,300)	$(354,888)	$(245,783,412)	-69,256.61%

Revenue

For the six months ended June 30, 2021, revenues decreased by $1,870,355 or 26.24%, as compared to the six months ended June 30, 2020. The decrease was primarily the result of a decrease in business operations from the Edison Nation Medical division.

Cost of Revenues

For the six months ended June 30, 2021, cost of revenues decreased by $1,994,085 or 37.14%, as compared to the six months ended June 30, 2020. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the six months ended June 30, 2021, gross profit increased by $123,730, or 7.04%, as compared to the six months ended June 30, 2020. The increase was primarily a result of higher margin revenues in 2021 due to less revenues from the Edison Nation Medical division.

Operating Expenses

Selling, general and administrative expenses were $17,602,532 and $5,567,516 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $12,035,016, or 216.16%. The increase was primarily the result of an increase in stock-based compensation of $8,415,342, professional fees of $1,452,916, depreciation and amortization of $452,458 and payroll and related benefits of $412,367.

Rental Income

Rental income was $54,407 and $51,407 for the six months ended June 30, 2021 and 2020, respectively.

Interest expense

Interest expense was $15,410,414 for the six months ended June 30, 2021 versus $1,571,111 in the previous six months ended June 30, 2020. The increase in interest expense was related to the two financings in the first quarter of $22,000,000 which included the issuance of warrants and beneficial conversion features that were amortized and included as part of interest expense.

Loss on issuance of warrants and change in fair value of warrants

Loss on issuance of warrants was $208,855,715 and $0 for the six months ended June 30, 2021 and 2020, respectively. The issuance of warrants was related to the issuance of warrants in connection with the three private placements completed in the first six months of 2021. Change in fair value of warrants was a loss of $773,447 and $0 for the six months ended June 30, 2021 and 2020, respectively. The change in fair value of warrants was related to a reduction in the warrant liability due to a change in the underlying assumptions of the Black-Scholes model, mostly related to a decrease in the Company’s share price.

Income tax expense

Income tax expense was $0 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

For the three and six months ended June 30, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$(178,865,623)	$(1,602,139)	$(241,128,943)	$(332,647)
Net income (loss) from discontinued operations	(4,780,580)		(4,958,780)
Interest expense, net	2,715,481	841,529	15,410,414	1,571,111
Income tax expense	-	-	-	-
Depreciation and amortization	636,082	296,108	1,081,623	612,406
EBITDA	(180,294,640)	(464,502)	(229,595,686)	1,850,870
Stock-based compensation	1,306,267	268,916	10,003,769	1,588,427
Loss on issuance of warrant liability	133,699,181	-	208,855,715	-
Change in fair value of warrant liability	37,154,989	-	773,447	-
Restructuring and severance costs	-	189,009	-	431,145
Transaction and acquisition costs	723,760	-	1,428,325	82,736
Other non-recurring costs	-	-	-	40,860
Loss (gain) on divestiture	4,130,580	-	4,130,580	(4,911,760)
Adjusted EBITDA (1)	$(3,279,863)	$(6,577)	$(4,403,850)	$(917,722)

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

Liquidity and Capital Resources

For the six months ended June 30, 2021, our operations lost approximately $15,720,129, of which approximately $11,085,000 was non-cash and approximately $1,428,000 was related to transaction costs and other non-recurring items.

At June 30, 2021, we had total current assets of approximately $80,620,757 and current liabilities of approximately $8,829,464 resulting in working capital of approximately $71,791,293, of which $3,333,333 was convertible notes payable. At June 30, 2021, we had total assets of $121,276,499 and total liabilities of $148,820,211, of which 139,695,115 related to the warrant liabilities, resulting in stockholders’ deficit of $27,543,712.

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

Cash Flows

During the six months ended June 30, 2021 and 2020, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $9,791,988 which included net loss from continuing operations of $241,128,943 that included $3,465,708 of cash used by changes in operating assets and liabilities, stock-based compensation of $10,003,767, loss on issuance of warrants of $208,855,715, depreciation and amortization of $1,081,623, amortization of financing costs of $15,597,936, gain on debt extinguishment of $852,352 and amortization of right of use assets of $48,327. Net cash used in operating activities for the six months ended June 30, 2020 was $2,487,898 which included a net loss of $332,647 that included $825,190 of cash used by changes in operating assets and liabilities, stock-based compensation of $1,588,427, depreciation and amortization of $612,406, amortization of financing costs of $1,227,046 and amortization of right of use assets of $153,820 which was offset by a gain on divestiture of a subsidiary of $4,911,760.

Cash Flows from Investing Activities

Net cash used in investing activities was $14,559,069 and $61,917 for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities was largely attributable to the Company’s equity method investment and funding of loan receivable offset by the receipt of funds related to the sale of the assets of CBAV 1, LLC.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $98,858,274 which related mostly to borrowings under convertible notes and proceeds from the exercise of warrants. Net cash provided by financing activities for the three months ended June 30, 2020 totaled $3,899,433 which related mostly to borrowings under convertible notes and borrowings under notes payable.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

As of December 31, 2020, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. There have not been any changes to internal controls during the three months ended June 30, 2021. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

On April 7, 2021, the Company issued 475,541 shares of common stock valued at $836,794 to an employee as per the terms of an employment agreement.

On April 7, 2021, the Company issued 597,273 shares of common stock valued at $1,051,200 to an employee as per the terms of an employment agreement.

On May 19, 2021, the Company issued 501,250 shares of common stock to a noteholder in satisfaction of $1,000,000 principal and $2,500 in accrued interest.

During May and June 2021, the Company issued a total of 13,070,000 shares of common stock valued at $26,140,000 upon exercise of a warrant.

On June 7, 2021, the Company issued a total of 10,000 shares of common stock valued at $44,100 as compensation for inventor advisory services for Edison Nation, LLC.

On June 7, 2021, the Company issued 384,000 shares of common stock valued at $768,000 upon exercise of a warrant.

On June 9, 2021, the Company issued 1,930,000 shares of common stock valued at $3,860,000 upon exercise of a warrant.

On June 9, 2021, the Company issued 1,200,000 shares of common stock valued at $4,466,400 upon exercise of a warrant.

On June 9, 2021, the Company issued a total of 150,000 shares of common stock valued at $382,500 for consulting services.

On June 9, 2021, the Company issued a total of 63,577 shares of common stock valued at $151,987 for the conversion of debt assumed as per the terms of the Asset Contribution Agreement with Emmersive Entertainment, Inc.

On June 9, 2021, the Company issued 10,000 shares of common stock valued at $20,000 upon exercise of a warrant.

On June 9, 2021, the Company issued 1,500,000 shares of common stock valued at $3,300,000 upon exercise of a warrant.

On June 10, 2021, the Company issued 3,000,000 shares of common stock valued at $11,166,000 upon exercise of a warrant.

On June 11, 2021, the Company issued 3,500,000 shares of common stock valued at $13,027,000 upon exercise of a warrant.

On June 11, 2021, the Company issued 100,000 shares of common stock valued at $246,000 for consulting services.

On June 15, 2021, the Company issued 2,368,188 shares of common stock valued at $8,814,396 upon exercise of a warrant.

On June 15, 2021, the Company issued 2,868,188 shares of common stock valued at $10,675,396 upon exercise of a warrant.

On June 16, 2021, the Company issued 1,000,000 shares of common stock valued at $3,722,000 upon exercise of a warrant.

On June 18, 2021, the Company issued 1,400,000 shares of common stock valued at $5,210,800 upon exercise of a warrant.

On June 21, 2021, the Company issued 1,000,000 shares of common stock valued at $3,722,000 upon exercise of a warrant.

On June 30, 2021, the Company issued a total of 41,272 shares of common stock valued at $127,943 for consulting services.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.1	March 26, 2020
10.5+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.21	10% Senior Secured Note with 32 Entertainment LLC, dated December 4, 2019	S-1	10.26	February 12, 2020
10.22	Common Stock Purchase Warrant with 32 Entertainment LLC, dated December 4, 2019	S-1	10.27	February 12, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.23	Registration Rights Agreement with 32 Entertainment LLC, dated December 4, 2019	S-1	10.28	February 12, 2020
10.24	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.25	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.26	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.27	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.28	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.29	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.30	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.31	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.32	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.33	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.34	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.35	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.36	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.37	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.38	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.39	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.40	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.41	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.42	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.43	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.44	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.45	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.46	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.47	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.48	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 7, 2020	10-K	10.50	May 29, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.49	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 15, 2020	10-K	10.51	May 29, 2020
10.50	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.51	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.52	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.53	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Richard O’Leary dated July 10, 2020	S-1	10.55	July 16, 2020
10.54	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA dated July 10, 2020	S-1	10.56	July 16, 2020
10.55	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Paul J. Solit and Julie B. Solit dated July 10, 2020	S-1	10.57	July 16, 2020
10.56	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020	10-Q	10.30	August 18, 2020
10.57	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020	10-Q	10.31	August 18, 2020
10.58	Amendment to Memorandum of Understanding dated August 6, 2020	10-Q	10.32	August 18, 2020
10.59	Forbearance Agreement between the Company and Jefferson Street Capital, LLC dated October 7, 2020	10-Q	10.33	November 23, 2020
10.60	Asset Purchase Agreement between Honey Badger Media, LLC and Honey Badger, LLC dated November 10, 2020	8-K	10.1	November 12, 2020
10.61	Platform License Agreement between Honey Badger Media, LLC and Honey Badger Media, LLC dated November 10, 2020	8-K	10.2	November 12, 2020
10.62	Inventory Management Agreement between Edison Nation, LLC and Forever 8 Fund, LLC dated November 17, 2020	10-Q	10.36	November 23, 2020
10.63	Stock Exchange Agreement dated between Jupiter Wellness, Inc, SRM Entertainment, Ltd and Vinco Ventures, Inc. dated November 30, 2020	8-K	1.1	December 3, 2020
10.64	Agreement to Complete a Plan of Merger between Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation dated January 20, 2021	8-K	10.1	January 21, 2021
10.65	Contribution Agreement by and among ZVV Media Partners, LLC, Vinco Ventures, Inc. and Zash Global Media and Entertainment Corporation dated January 19, 2021	8-K	10.1	January 21, 2021
10.66	Senior Convertible Note between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	4.1	January 25, 2021
10.67	Securities Purchase Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.1	January 25, 2021
10.68	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.2	January 25, 2021
10.69	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.3	January 25, 2021
10.70	Securities Purchase Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 20201	8-K	10.1	February 4, 2021

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.71	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.2	February 4, 2021
10.72	Registration Rights Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.3	February 4, 2021
10.73+	Employment Agreement between Vinco Ventures, Inc. and Christopher Ferguson dated February 2, 2021	8-K	10.1	February 8, 2021
10.74+	Employment Agreement between Vinco Ventures, Inc. and Brett Vroman dated February 2, 2021	8-K	10.2	February 8, 2021
10.75+	Employment Agreement between Vinco Ventures, Inc. and Brian McFadden dated February 2, 2021	8-K	10.3	February 8, 2021
10.76	Form of Senior Convertible Note	8-K	4.1	February 23, 2021
10.77	Form of Securities Purchase Agreement	8-K	10.1	February 23, 2021
10.78	Form of Warrant	8-K	10.2	February 23, 2021
10.79	Form of Registration Rights Agreement	8-K	10.3	February 23, 2021
10.80	Placement Agent Agreement	8-K	10.4	February 23, 2021
10.81	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Palladium Holdings, LLC dated February 23, 2021	S-1	10.81	April 30, 2021
10.82	Amended and Restated Asset Purchase Agreement between CBAV1, LLC and BTL Diffusion SARL	10-K	10.81	April 15, 2021
10.83	First Amendment to Agreement to Complete a Plan of Merger, dated March 30, 2021, by and among Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation	8-K	10.1	April 9, 2021
10.84	Asset Contribution Agreement among Emmersive Entertainment, Inc. (“Seller”), Seller’s Shareholders, EVNT Platform, LLC (“Buyer”) a wholly owned subsidiary of Vinco Ventures, Inc. and Vinco Ventures, Inc. (“Buyer’s Owner”), dated as of April 17, 2021.	8-K	2.1	April 21, 2021
10.85	First Amended and Restated Operating Agreement for EVNT Platform, LLC among Vinco Ventures, Inc., its sole common member, and certain preferred members, dated as of April 17, 2021.	8-K	2.2	April 21, 2021
10.86	Promissory Note between Zash Global Media and Entertainment Corporation and Vinco Ventures, Inc. dated February 18, 2021	10-Q	10.86	May 24, 2021
10.87	Warrant Exercise Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated May 24, 2021	8-K	10.1	May 25, 2021
10.88	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated May 24, 2021	8-K	10.2	May 25, 2021
10.89	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated May 24, 2021	8-K	10.3	May 25, 2021
10.90	Second Amendment to Agreement to Complete a Plan of Merger dated May 28, 2021	8-K	10.1	May 28, 2021
10.91	Warrant Exercise Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated June 4, 2021	8-K	10.1	June 7, 2021
10.92	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated June 4, 2021	8-K	10.2	June 7, 2021
10.93	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated June 4, 2021	8-K	10.3	June 7, 2021
10.94	Convertible Note Subscription Agreement dated June 4, 2021	8-K	10.1	June 10, 2021
10.95	Form of Senior Secured Convertible Note	8-K	4.1	July 23, 2021
10.96	Form of Securities Purchase Agreement	8-K	10.1	July 23, 2021
10.97	Form of Warrant	8-K	10.2	July 23, 2021
10.98	Form of Registration Rights Agreement	8-K	10.3	July 23, 2021
10.99	Form of Amendment Agreement	8-K	10.4	July 23, 2021
10.100	Form of Guaranty	8-K	10.5	July 23, 2021
10.101	Form of Pledge and Security Agreement	8-K	10.6	July 23, 2021
10.102	Second Amended and Restated Limited Liability Company Agreement of ZVV Media Partners, LLC	8-K	10.7	July 23, 2021
10.103	Securities Purchase Agreement between ZASH Global Media and Entertainment Corporation and Lomotif Private Limited	8-K	10.1	July 29, 2021
10.104	Deed of Variation and Supplement among ZASH Global Media and Entertainment Corporation, Lomotif Private Limited and ZVV Media Partners, LLC	8-K	10.2	July 29, 2021
10.105	Securities Purchase Agreement between Vinco Ventures, Inc. and the purchaser identified on the signature page thereto dated July 23, 2021	8-K	10.3	July 29, 2021
10.106	Form of Warrant dated July 23, 2021	8-K	10.4	July 29, 2021
10.107	Registration Rights Agreement dated July 23, 2021	8-K	10.5	July 29, 2021
10.108	Warrant Exercise Agreement between the Company and the Investor	8-K	10.1	August 19, 2021
10.109	Form of Warrant August Series A Warrant	8-K	10.2	August 19, 2021
10.110	Form of Warrant August Series B Warrant	8-K	10.3	August 19, 2021
10.111	Form of Registration Rights Agreement	8-K	10.4	August 19, 2021
21.1	List of Significant Subsidiaries	S-1	21.1	February 12, 2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	Inline XBRL Instance Document				*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2021

VINCO VENTURES, INC.

By:	/s/ Christopher B. Ferguson
Christopher B. Ferguson
Chairman and Chief Executive Officer
(Principal Executive Officer)

