Form 10-Q
period 2021-09-30
Vinco Ventures, Inc.
filed 2021-11-22
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-38448

VINCO VENTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6 North Main Street
Fairport, NY	14450
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 22, 2021, there were 137,083,339 shares of the registrant’s common stock outstanding.

VINCO VENTURES, INC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events (including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance). We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including our plan to disrupt the media and entertainment industry;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to obtain adequate financing to support our development plans;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions and the achievement of our expected benefits with our acquisitions and investments, including, but not limited to, our investment in Lomotif Private Limited (“Lomotif”) through a joint venture of Vinco Ventures and ZASH Global Media and Entertainment Corporation (“ZASH”);

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to enhance our expertise and offerings in the media and entertainment industry; that existing and potential distribution partners and other business partners we rely on for our business may opt to work with, or favor the products and services of, competitors if our competitors offer more favorable products, services or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable to maintain or achieve profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers and users; that we may have unexpected increases in costs and expenses.

Specifically, our investment in Lomotif and related growth initiatives may fail to deliver our expected benefits, for reasons relating to including, but not limited to, our and Lomotif’s capital requirements and whether we will be able to raise capital as needed; our ability to successfully develop the business and revenue models for Lomotif’s social media platform, Lomo TV, and Lomo Records with ZASH; whether Lomotif can retain its existing users and attract new users to its platform; whether Lomotif can attract and maintain relationships with influencers, artists, and other content creators or publishers who will provide compelling content to the platform; our ability to integrate the operations of Lomotif within the Vinco Ventures conglomerate and create synergies between Lomotif and other businesses and assets we have acquired or plan to acquire in the media and entertainment industry; the ability of Lomotif’s platform and associated products and services to compete effectively; Lomotif’s ability to retain reliable developers, vendors and suppliers to support its operations; failure of third parties to promote Lomotif’s platform and associated products and services effectively or at all; breaches of network and data security measures; a disruption or failure of networks and information systems; Lomotif’s ability to protect its patents and other intellectual property and operate its businesses without infringing upon the intellectual property rights of others; changes in local, state, federal and international laws and regulations that will adversely affect Lomotif’s business; risk of attempts at unauthorized or improper use of the platform and damages to Lomotif’s reputations resulted therefrom; the inability to maintain or rebuild the value of the Lomotif brands; the inability to successfully respond to rapid changes in technologies and user tastes and preferences and remain competitive; the impact of any legal proceedings or governmental action against Lomotif; and whether Lomotif will continue to receive the services of key management and retain qualified personnel. These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

3

PART I

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,937,549	$249,356
Restricted cash	100,000,000	-
Short-term investments	282,000	1,018,000
Accounts receivable, net	1,901,182	1,382,163
Inventory	789,727	1,127,725
Prepaid expenses and other current assets	3,855,618	522,259
Loan held for investment	18,150,000	-
Current assets of discontinued operations	-	1,042,680
Total current assets	174,916,076	5,342,183
Property and equipment, net	972,151	1,010,801
Right of use assets, net	80,544	153,034
Intangible assets, net	154,962,061	9,798,813
Goodwill	5,983,852	5,983,852
Non-current assets of discontinued operations	-	5,739,524
Total assets	$336,914,684	$28,028,207

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,587,010	$3,618,339
Accrued expenses and other current liabilities	3,040,564	2,101,610
Deferred revenues	64,243	152,040
Current portion of operating leases liabilities	83,408	96,777
Income tax payable	27,643	27,643
Line of credit, net of debt issuance costs of $0 and $15,573, respectively	-	1,500,953
Current portion of convertible notes payable, net of debt issuance costs of $91,518,515 and $0, respectively	28,481,485	577,260
Current portion of notes payable, net of debt issuance costs of $0 and $212,848, respectively	15,357	1,301,212
Current portion of notes payable – related parties	112,835	1,389,923
Due to related party	15,401	32,452
Current liabilities of discontinued operations	-	487,454
Total current liabilities	37,427,946	11,285,663
Operating leases liabilities –net of current portion	-	58,713
Convertible notes payable – related parties, net of current portion, net of debt discount of $95,089 and $366,666, respectively	207,183	1,161,495
Notes payable, net of current portion	166,061	595,879
Notes payable – related parties, net of current portion	2,500,000	1,403,756
Warrant liability	468,612,700	-

Total liabilities	$508,913,890	$14,505,506
Commitments and Contingencies (Note 12)		-

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	$-	$-
Series B Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 0 and 764,618 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	765
Common stock, $0.001 par value, 250,000,000 shares authorized 107,021,381 and 14,471,403 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	107,021	14,471
Additional paid-in-capital	617,952,342	39,050,260
Accumulated deficit	(812,250,328)	(23,648,898)
Total stockholders’ (deficit) equity attributable to Vinco Ventures, Inc.	(194,190,965)	15,416,598
Noncontrolling interests	22,191,759	(1,893,897)
Total stockholders’ equity	(171,999,206)	13,522,701
Total liabilities and stockholders’ equity	$336,914,684	$28,028,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)
Revenues, net	$2,231,986	$2,522,141	$7,488,959	$9,649,469
Cost of revenues	1,531,840	1,505,234	4,906,410	6,873,889
Gross profit	700,146	1,016,907	2,582,549	2,775,580

Operating expenses:
Selling, general and administrative	25,869,419	2,617,961	43,471,951	8,185,477
Operating loss	(25,169,273)	(1,601,054)	(40,889,402)	(5,409,897)

Other (expense) income:
Rental income	17,136	25,704	71,543	77,111
Interest expense	(27,012,312)	(1,004,627)	(42,422,726)	(2,575,738)
Loss on issuance of warrants	(206,948,147)	-	(415,803,862)	-
Change in fair value of warrant liability	(287,117,556)	-	(287,891,003)	-
Change in fair value of short-term investment	(614,000)	-	(736,000)	-
Loss on disposal of interest in joint venture	-	-	(301,645)	-
Other income	649,009	-	649,009	-
Total other (expense) income	(521,025,870)	(978,923)	(746,434,684)	2,498,627
Loss before income taxes	(546,195,143)	(2,579,977)	(787,324,086)	(7,908,524)
Income tax expense	-	-	-	-
Net loss from continuing operations	$(546,195,143)	$(2,579,977)	$(787,324,086)	$(7,908,524)
Net loss attributable to noncontrolling interests	(3,885,333)	(37,439)	(3,834,756)	(15,198)
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(542,309,810)	(2,542,538)	(783,489,330)	(7,893,326)
Net income (loss) from discontinued operations	(153,320)	(291,506)	(5,112,100)	4,704,394
Provision for income taxes for discontinued operations	-	-	-	-
Net loss attributable to Vinco Ventures, Inc.	$(542,463,130)	$(2,834,044)	$(788,601,430)	$(3,188,932)
Net loss per share:
Net loss per share - basic	$(7.59)	$(0.30)	$(18.63)	$(0.29)
Net loss per share - diluted	$(7.59)	$(0.30)	$(18.63)	$(0.29)
Weighted average number of common shares outstanding – basic and diluted	71,516,431	9,324,023	42,326,468	10,853,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the nine months ended September 30, 2021 and 2020:
	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2021	764,618	765	14,471,403	$14,471	$39,050,260	$(23,648,898)	$(1,893,897)	$13,522,701
Issuance of common stock to noteholders	-	-	303,483	304	422,368	-	-	422,672
Issuance of common stock to investors	-	-	2,507,194	2,507	6,052,493	-	-	6,055,000
Issuance of common stock to consultants	-	-	1,819,272	1,819	3,198,375	-	-	3,200,194
Issuance of common stock to employees	-	-	2,891,227	2,891	3,289,299	-	-	3,292,190
Issuance of common stock upon exercise of warrants	-	-	69,212,800	69,213	180,272,201	-	-	180,341,414
Offering costs – exercise of warrants	-	-	-	-	(12,380,315)	-	-	(12,380,315)
Conversion under notes payable	-	-	11,551,384	11,551	32,418,206	-	-	32,429,757
Exercise of warrant liabilities	-	-	-	-	338,020,680	-	-	338,020,680
Stock-based compensation			-	-	10,077,275	-	479,161	10,556,436
Issuance of common stock – acquisitions	-	-	3,500,000	3,500	10,131,500	-	-	10,135,000
Conversion of preferred stock to common	(764,618)	(765)	764,618	765	-	-	-	-
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Noncontrolling interest							27,441,251	27,441,251
Net loss	-	-	-	-	-	(788,601,430)	(3,834,756)	(792,436,186)
Balance, September 30, 2021 (Unaudited)	-	$-	107,021,381	$107,021	$617,952,342	$(812,250,328)	$22,191,759	$(171,999,206)

Balance, January 1, 2020	-	-	8,015,756	$8,016	$26,259,576	$(18,495,462)	$(317,698)	$7,454,432
Issuance of common stock to note holders	-	-	1,202,666	1,202	2,291,662	-	-	2,292,864
Return of common stock from noteholder held as collateral	-	-	(153,005)	(153)	153	-	-	-
Issuance of common stock for divestiture	-	-	150,000	150	404,850	-	-	405,000
Issuance of common stock to consultants	-	-	1,237,874	1,238	1,754,142	-	-	1,755,380
Stock-based compensation	-	-	-	-	681,306	-	-	681,306
Issuance of common stock to employees and directors	-	-	150,000	150	319,350	-	-	319,500
Conversion option	-	-	990,000	990	(990)	-	-	-
Issuance of common stock for Global Clean Solutions, LLC acquisition	-	-	300,000	300	698,700	-	-	699,000
Issuance of warrants- noteholders	-	-	-	-	1,018,953	-	-	1,018,953
Divestiture of Cloud B	-	-	-	-	-	-	(26,392)	(26,392)
Distributions	-	-	-	-	-	-	(770,931)	(770,931)
Net loss	-	-	-	-	-	(3,188,932)	(15,198)	(3,204,130)
Balance, September 30, 2020 (Unaudited)	-	$-	11,893,291	$11,893	$33,427,702	$(21,684,394)	$(1,130,219)	$10,624,982

	For the three months ended September 30, 2021 and 2020:
	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, June 30, 2021 (Unaudited)	-	-	59,927,241	$59,927	$244,026,879	$(269,787,198)	$(1,843,320)	$(27,543,712)
Issuance of common stock to investors	-	-	1,007,194	1,007	2,798,993	-	-	2,800,000
Issuance of common stock to consultants	-	-	425,000	425	1,163,434	-	-	1,163,859
Issuance of common stock to employees	-	-	30,000	30	(30)	-	-	-
Issuance of common stock upon exercise of warrants	-	-	37,469,814	37,470	92,518,525	-	-	92,555,995
Offering costs – exercise of warrants	-	-	-	-	(5,001,251)	-	-	(5,001,251)
Conversions under notes payable	-	-	5,412,132	5,412	20,175,838	-	-	20,181,250
Conversion of preferred stock into common stock	-	-	-	-	-	-	-	-
Exercise of warrant liabilities	-	-	-	-	248,366,633	-	-	248,366,633
Issuance of common stock – acquisitions	-	-	2,750,000	2,750	8,879,750	-	-	8,882,500
Stock-based compensation	-	-	-	-	5,023,571	-	479,161	5,502,732
Noncontrolling interest	-	-	-	-	-	-	27,441,251	27,441,251
Net loss	-	-	-	-	-	(542,463,130)	(3,885,333)	(546,348,463)
Balance, September 30, 2021 (Unaudited)	-	$-	107,021,381	$107,021	$617,952,342	$(812,250,328)	$22,191,759	$(171,999,206)

Balance, June 30, 2020 (Unaudited)	-	$-	9,618,401	$9,618	$30,802,083	$(18,850,350)	$(1,020,849)	$10,940,502
Issuance of common stock to note holders	-	-	763,266	763	1,502,087	-	-	1,502,850
Issuance of common stock to employees	-	-	150,000	150	319,350	-	-	319,500
Issuance of common stock to consultants	-	-	371,624	372	1,192,246	-	-	1,192,618
Stock-based compensation	-	-	-	-	(387,074)	-	-	(387,074)
Issuance of common stock cancellation of non-voting membership interest in Edison Nation Holdings, LLC	-	-	990,000	990	(990)	-	-	-
Distributions	-	-	-	-	-	-	(71,931)	(71,931)
Net loss	-	-	-	-	-	(2,834,044)	(37,439)	(2,871,483)
Balance, September 30, 2020 (Unaudited)	-	-	11,893,291	11,893	33,427,702	(21,684,394)	(1,130,219)	10,624,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021 (Unaudited)	2020 (Unaudited)
Cash Flow from Operating Activities
Net loss from continuing operations attributable to Vinco Ventures, Inc.	$(783,489,330)	$(7,893,326)
Net income attributable to noncontrolling interests	(3,834,756)	(15,198)
Net loss from continuing operations	(787,324,086)	(7,908,524)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Discontinued operations	(5,112,100)	4,704,394
Depreciation and amortization	5,013,544	938,844
Amortization of financing costs	42,324,603	2,015,422
Stock-based compensation	16,829,359	2,765,022
Amortization of right of use asset	80,333	226,167
Gain on debt extinguishment	(852,352)	-
Loss (gain) on divestiture	4,130,580	(4,911,760)
Loss on disposal of joint venture	304,643	-
Change in fair value of short-term investments	736,000	-
Loss on issuance of warrants	415,803,862	-
Change in fair value of warrant liability	287,891,003	-
Changes in assets and liabilities:
Accounts receivable	(591,061)	(1,037,432)
Inventory	232,213	(146,126)
Prepaid expenses and other current assets	(2,835,791)	(612,276)
Accounts payable	2,027,185	(367,355)
Accrued expenses and other current liabilities	(356,941)	1,237,169
Operating lease liabilities	(80,582)	(219,608)
Due from related party	(17,050)	4,753
Net cash used in operating activities	(21,796,639)	(3,311,310)

Cash Flows from Investing Activities
Purchase of property and equipment	(281,164)	(193,429)
Cash received from sale of assets of CBAV 1, LLC	2,529,565	-
Acquisition, net of cash received	(90,761,200)	-
Funding of loan receivable	(20,150,000)	-
Net cash used in investing activities	(108,662,799)	(193,429)

Cash Flows from Financing Activities
Borrowings under line of credit	-	1,144,100
Borrowings under convertible notes payable	122,000,000	1,660,000
Borrowings under notes payable	73,000	1,739,852
Repayments under lines of credit	(379,333)	-
Repayments under notes payable	(1,143,318)	(947,127)
Repayments under convertible notes payable	(1,498,462)	-
Repayments under notes payable- related parties	(2,714,677)	(14,508)
Fees paid for financing costs	(10,205,678)	(33,762)
Distributions	-	(71,931)
Net proceeds from issuance of common stock	6,055,000	-
Net proceeds from exercise of warrants	167,961,099	-
Net cash provided by financing activities	280,147,631	3,476,624
Net increase (decrease) in cash and cash equivalents, and restricted cash	149,688,193	(28,115)
Cash and cash equivalents, and restricted cash – beginning of period	249,356	412,719
Cash and cash equivalents, and restricted cash - end of period	$149,937,549	384,604

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$976,282	$239,682
Income taxes	$-	$235,725
Noncash investing and financing activity:
Shares issued to note holders	$422,672	$2,292,864
Shares issued to holder of line of credit	$1,178,750	$-
Shares issued for the divestiture of Cloud B, Inc.	$-	$405,000
Shares issued for the acquisition of Lomotif Private Limited	$10,135,000	$-
Conversions under notes payable	$31,251,007	$1,524,000
Issuance of warrants to note holders	$102,938,515	$1,018,953
Shares reserved for EVNT, LLC	$7,400,000	$-
Distribution for issuance of shares to noncontrolling interest members of Global Clean Solutions, LLC	$-	$699,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Vinco Ventures is focused on digital media and content technologies.

As of September 30, 2021, Vinco Ventures wholly-owned subsidiaries included: Cryptyde, Inc. (“Cryptyde”), Cryptyde Shared Services, LLC (“Cryptyde Shared”), CW Machines, LLC (“CW”), TBD Safety, LLC (“TBD”), Vinco Ventures Shared Services LLC (“Vinco Shared”), Ferguson Containers, Inc. (“Fergco”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”), Honey Badger Media LLC (“Honey Badger”), EVNT Platform LLC (“Emmersive Entertainment”) and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Vinco Ventures owns a 50% voting membership interest in ZVV Media Partners, LLC (“ZVV”), 50% of Best Party Concepts, LLC and 50% of Global Clean Solutions, LLC, all of which are consolidated as VIE’s with noncontrolling interests. ZVV owns 80% of Lomotif Private Limited (“Lomotif”). Lomotif owns 100% of Lomotif, Inc.

In April 2021, the Company agreed to unwind the joint venture of Ed Roses, LLC and recognized a loss of $301,645.

On September 12, 2021, the Company filed Articles of Incorporation with the State of Nevada for a new wholly owned subsidiary, Cryptyde, Inc.

On September 16, 2021, Cryptyde Shares Services, LLC was formed as a wholly-owned subsidiary of Ferguson Containers, Inc.

On September 16, 2021, EVNT Platform, LLC became a wholly-owned subsidiary of Ferguson Containers, Inc.

Liquidity

For the nine months ended September 30, 2021, our operations lost approximately $40,889,402, of which approximately $21,416,921 was non-cash and approximately $6,528,000 was related to transaction costs and other non-recurring items.

At September 30, 2021, we had total current assets of approximately $174,916,076 and current liabilities of approximately $37,427,946 resulting in working capital of approximately $137,488,130, of which $28,481,485 was convertible notes payable. At September 30, 2021, we had total assets of $336,914,684 and total liabilities of $508,913,890, of which 468,612,700 was related to the warrant liabilities, resulting in stockholders’ deficit of $171,999,206.

The Company received proceeds of $45,959,160 from sale of our securities subsequent to September 30, 2021.

Our principal sources of capital are our cash and cash equivalents, and cash generated from sale of our securities. Our principal uses of capital are operating expenses, including amounts required to fund working capital and capital expenditures, acquisition costs and capital contributions to our subsidiaries and consolidated variable interest entities. We currently anticipate that our available funds and cash flow from financing activities will be sufficient to meet our operational cash needs and fund our planned acquisitions and investments for at least the next twelve months.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vinco Ventures, Inc. and its wholly-owned, majority owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents in the consolidated financial statements.

Restricted cash includes cash held in a bank under a deposit account control agreement with Hudson Bay Master Fund.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $149,937,549 of cash and cash equivalents at September 30, 2021 of which none was held in foreign bank accounts and $147,451,668 was not covered by FDIC insurance limits as of September 30, 2021. The Company had $100,000,000 of cash at September 30, 2021 under a deposit account control agreement as collateral against the July 2021 Hudson Bay Financing (See Note 10 — Debt).

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

Two customers represented 34% and 14% of total accounts receivable, respectively as of September 30, 2021.

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

Intangible assets include the cost of developed technology, customer relationships, trademarks and identifiable media platforms. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. Vinco Ventures reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded.

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

Substantially all of the Company’s revenues continue to be recognized when control of the goods or service is transferred to the customer, which is upon delivery of the goods or service to the customer. Goods include non-fungible tokens and revencues are recognized when the rights of the non-fungible token are transferred to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material.

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The Company’s disaggregated revenues for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales	$1,123,966	$2,408,248	$6,303,646	$9,444,452
Media platform sales	1,042,898	-	1,042,898	-
Service	-	800	-	800
Licensing	65,122	113,093	142,415	204,217
Total revenues, net	$2,231,986	$2,522,141	$7,488,959	$9,649,469

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

For the three and nine months ended September 30, 2021 and 2020, the following customer represented more than 10% of total net revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Customer:
Customer A	7%		10%

*	Customer did not represent greater than 10% of total net revenue.

For the three and nine months ended September 30, 2021 and 2020, the following geographical regions represented more than 10% of total net revenues:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021		2020	2021		2020
Region:
North America	100%		79%	100%		89%
Europe	*	%	17%	*	%	10%

*	Region did not represent greater than 10% of total net revenue.

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

The following fair value of financial assets and liabilities and the input level used to determine the fair value at September 30, 2021 is presented below:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$282,000	$-	$-

Liabilities:
Warrant liability	-	-	468,612,700
Total	282,000	-	468,612,700

The following fair value of financial assets and liabilities and the input level used to determine the fair value at December 31, 2020 is presented below:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$282,000	$-	$-
Total	282,000	-	-

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

Warrant Liability (Level 3)
Balance, December 31, 2020	$-
Issuance of warrants	518,742,375
Change in fair value	287,891,005
Exercise of warrants	(338,020,680)
Balance, September 30, 2021	$468,612,700

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

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise (See Note 11 — Warrant Liability for further information). Each warrant is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies — (Continued)

Foreign Currency Translation

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. Gains and losses from foreign currency transactions and translation for the three and nine months ended September 30, 2021 and 2020 and the cumulative translation gains and losses as of September 30, 2021 and December 31, 2020 were not material.

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

As of September 30, 2021 and 2020, the Company excluded the common stock equivalents summarized below, which entitled the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,	September 30,
	2021	2020
Selling Agent Warrants	-	160,492
Shares reserved in exchange for the cancellation of certain non-voting membership interest in EVNT, LLC	1,000,000	-
Placement Agent Warrants	6,291,604	-
Options	80,000	80,000
Convertible shares under notes payable	30,060,454	558,803
Warrants for noteholders	86,529,254	625,000
Warrants for investors	1,007,194	-
Restricted stock units	-	120,000
Series B Convertible Stock	-	-
Shares to be issued	1,150,796	165,000
Total	$126,119,302	$1,709,295

Vinco Ventures, Inc. and Subsidiaries

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

Note 3 — Acquisitions and Divestitures

Acquisitions

Lomotif Acquisition

On July 25, 2021, ZVV, a joint venture of the Company and ZASH Global Media and Entertainment Corporation (“ZASH”), completed the acquisition of 80% of the outstanding capital stock of Lomotif for a total purchase price of $109,765,000.

The activity of Lomotif is included in the Company’s consolidated statements of operations from the acquisition date to September 30, 2021 included selling, general and administrative expenses of $6,691,611 and a net loss of $6,747,008.

The following table summarizes the aggregate purchase price consideration paid:

Lomotif
Cash paid	$92,000,000
Fair value of issued shares	8,882,500
Issuance of debt selling shareholder*	8,000,000
Fair value of conversion feature to selling shareholder*	882,500
Purchase consideration	$109,765,000

*	The full amount of $8,000,000 was converted into 2,750,000 shares of common stock of the Company on September 13, 2021.

The Company believes that this combination will strengthen its future growth opportunities in digital media and content technologies. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the preliminary purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

Lomotif
Cash and cash equivalents	$1,238,800
Prepaid expenses and other current assets	247,458
Property and equipment	91,007
Intangible assets	143,237,848
Total assets acquired	144,815,113

Debt	5,567,794
Accounts payable	706,531
Accrued expenses and other liabilities	1,334,538
Total liabilities assumed	7,608,863
Noncontrolling interest	(27,441,250)

Total assets acquired, net	109,765,000

TBD Safety, LLC Acquisition

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

Asset Acquisitions

Emmersive Entertainment Asset Contribution

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

The following table summarizes the aggregate purchase price consideration paid for the acquisition of the asset:

April 17, 2021

Fair value of shares reserved for future issuance	$7,400,000
Fair value of assumed notes payable	151,987
Total	7,551,987

Honey Badger Asset Acquisition and License Agreement

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

HMNRTH Asset Acquisition

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

Divestitures

CBAV1, LLC Divestiture

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the assets that the Company transferred to BTL and the components of the loss on discontinued operations:

April 21, 2021
Cash received from buyer	2,529,565

Accounts receivable	(293,005)
Inventory	(665,522)
Prepaid expenses	(160,666)
Intangible assets	(5,540,952)
Loss on divestiture	4,130,580
Operating loss of discontinued operations	178,200
Bankruptcy costs	803,320
Loss on discontinued operations	5,112,100

Cloud B, Inc. Divestiture

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

See Note 15 — Discontinued Operations for further information.

SRM Entertainment, LTD Divestiture

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. See Note 15 — Discontinued Operations for further information.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at September 30, 2021:

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$8,931,879	$10,481
Accounts receivable, net	-	94,195
Inventory	-	240,158
Loans receivable	17,050,000
Intangible assets, net	-
Prepaid expenses and other current assets	2,462,552	-
Total current assets	28,444,431	344,834
Property and equipment, net	135,108	-
Intangible assets, net	139,932,672
Total assets	$168,512,211	$344,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$823,449	$217,558
Accrued expenses and other current liabilities	1,579,729	113,576
Lines of credit	-	1,133,652
Notes payable, current	-	150,000
Due to related party	315,666	315,666
Total current liabilities	2,718,844	1,930,452
Debt	2,650,000	-
Total liabilities	$5,368,844	$1,930,452

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Variable Interest Entities — (Continued)

The following table presents the operations of entities that are VIEs and consolidated by the Company at September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$-	$184,715	$307,339	$1,459,192
Cost of revenues	-	69,191	93,685	1,064,114
Gross profit	-	115,524	213,654	395,078

Operating expenses:
Selling, general and administrative	11,761,747	91,114	11,866,488	294,676
Operating (loss) income	(11,761,747)	24,410	(11,652,834)	100,402

Other (expense) income:
Interest expense	(155,476)	(73,840)	(163,236)	(130,796)
Other income	98,353		98,353
Total other (expense) income	(57,123)	(73,840)	(64,883)	(130,796)
Loss before income taxes	(11,818,870)	(49,430)	(11,717,717)	(30,394)
Income tax expense	-	-	-	-
Net loss	$(11,818,870)	$(49,430)	$(11,717,717)	$(30,394)

At September 30, 2021, the Company had no unconsolidated VIE’s. The Company has consolidated both ZVV and Lomotif, for which the Company has determined it holds a variable interest.

ZVV Media Partners, LLC and Lomotif Private Limited

On May 28, 2021, the Company, Vinco Acquisition Corporation and ZASH entered into that certain Second Amendment to their Agreement to Complete a Plan of Merger (the “Second Amendment”) to define certain milestones with dates to be completed to consummate the closing of the Lomotif acquisition and the ZASH merger.

On July 19, 2021, ZASH, Lomotif, the Lomotif selling shareholders identified on the signature page to the Lomotif SPA and ZVV, entered into a Deed of Variation and Supplement (the “Deed of Variation”) whereby, among other things, ZASH novated all of its rights and obligations under the Lomotif SPA to ZVV and ZVV assumed all of ZASH’s rights and obligations under the Lomotif SPA as if ZVV had been a party to the Lomotif SPA in place of ZASH. On July 23, 2021, ZVV closed on the transaction which resulted in ZVV acquiring an 80% interest in Lomotif.

On July 22, 2021, ZASH and the Company entered into a Second Amended and Restated Limited Liability Company Agreement of ZVV, pursuant to which ZASH and Vinco Ventures each own a 50% voting membership interest in ZVV, ZASH owns a 75% economic interest in ZVV after return of unreturned capital contributions and the Company owns a 25% economic interest in ZVV after return of unreturned capital contributions (See Note 3 – Acquisitions and Divestitures).

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Short-Term Investments

As of September 30, 2021 and December 31, 2020, short-term investments consisted of the following:

	September 30,	December 31,
	2021	2020
Jupiter Wellness, Inc. (JUPW) (i)	$1,040,000	$1,040,000
Unrealized losses	(758,000)	(22,000)
Total short-term investments	$282,000	$1,018,000

(i)	On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter purchased all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. On September 30, 2021, the closing price of JUPW was $1.41 on the Nasdaq.

Note 6 — Property and Equipment, net

As of September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Land	$-	$79,100
Buildings – rental property	58,052	463,635
Building improvements	818,986	800,225
Equipment and machinery	4,286,256	4,122,917
Furniture and fixtures	387,637	368,137
Computer software	111,760	-
Molds	79,300	79,300
Vehicles	533,867	521,962
	6,275,858	6,435,276
Less: accumulated depreciation	(5,303,707)	(5,424,475)
Total property and equipment, net	$972,151	$1,010,801

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $136,312 and $169,141, respectively.

Note 7 — Loan Receivable

As of September 30, 2021 and December 31, 2020, loan receivable consisted of the following:

	September 30,	December 31,
	2021	2020
Loans Receivable – Zash Global Media and Entertainment Corporation (i)	$15,000,000	$-
Loans Receivable – PZAJ Holdings, LLC (ii)	3,150,000	-
Total loans receivable	18,150,000	-

(i)

On January 29, 2021, the Company loaned $5,000,000 and $2,000,000 to ZASH. The interest rate on the note is 6% per annum. The maturity date of the loan is January 28, 2023. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

On February 18, 2021, the Company loaned $5,000,000 to ZASH. The interest rate on the note is 3% per annum. The maturity date of the loan is August 17, 2023. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

On June 9, 2021, the Company loaned $3,000,000 to ZASH. The interest rate on the note is 3% per annum. The maturity date of the loan is August 17, 2023. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

(ii)

PZAJ Holdings, LLC (“PZAJ”) is an entertainment company dedicated to the acquisition, financing, development, production, and distribution of films and television projects. ZVV has partnered with PZAJ to co-develop certain film and television projects including but not limited to Preach, Camp Hideout, Camp Radio and Thrillusionist. The co-developed projects are intended to be licensed or sold to various media companies and or streamed on the recently announced LOMO TV.

On June 17, 2021, the Company loaned $950,000 to PZAJ. The interest rate on the note is 2% per annum. The maturity date of the loan is June 16, 2022. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

On July 12, 2021, the Company loaned $150,000 to PZAJ. The interest rate on the note is 2% per annum. The maturity date of the loan is July 17, 2022. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

On September 8, 2021, the Company loaned $2,050,000 to PZAJ. The interest rate on the note is 2% per annum. The maturity date of the loan is September 17, 2022. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

Note 8 — Goodwill

For the nine months ended September 30, 2021, there was no change in the carrying amount of goodwill.

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

Note 9 — Intangible assets, net

As of September 30, 2021, intangible assets consisted of the following:

		Weight
	Estimated	Average	Gross		Net
	Useful	Useful	Carrying	Accumulated	Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	11.9 years	$670,000	$137,722	$532,278
Developed technology	7 years	6.8 years	156,172,041	5,314,266	150,857,775
Membership network	7 years	3.9 years	1,740,000	766,429	973,571
Digital media	7 years	6.1 years	1,552,500	194,063	1,358,437
Total finite lived intangible assets			$160,134,541	$6,412,480	$153,722,061

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$1,240,000	$-	$1,240,000
Total indefinite lived intangible assets			$1,240,000	$-	$1,240,000
Total intangible assets			$161,374,541	$6,412,480	$154,962,061

The Company’s preliminary purchase price allocation for the Lomotif acquisition has allocated all of the proceeds in excess of the identifiable tangible assets to developed technology, a identifiable intangible assets (See Note 3 — Acquisitions and Divestitures).

As of December 31, 2020, intangible assets consisted of the following:

		Weighted
	Estimated	Average	Gross		Net
	Useful	Useful	Carrying	Accumulated	Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	12.8 years	$4,270,000	$624,223	$3,645,777
Developed technology	7 years	5.9 years	7,400,000	1,330,476	6,069,524
Membership network	7 years	4.7 years	1,740,000	580,000	1,160,000
Digital media	7 years	6.9 years	1,552,500	29,464	1,523,036
Total finite lived intangible assets			$14,962,500	$2,564,163	$12,398,337

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$3,140,000	$-	$3,140,000
Total indefinite lived intangible assets			$3,140,000	$-	$3,140,000
Total intangible assets			$18,102,500	$2,564,163	$15,538,337

Amortization expense for the nine months ended September 30, 2021 and 2020 was $4,907,365 and $825,821, respectively.

The estimated future amortization of intangibles subject to amortization at December 31, 2020 was as follows:

For the Years Ended December 31,	Amount
2021 (excludes amortization through September 30, 2021)	$5,586,844
2022	22,347,373
2023	22,347,373
2024	22,347,373
2025	22,135,945
Thereafter	58,957,153
Total	$153,722,061

Note 10 — Debt

As of September 30, 2021 and December 31, 2020, debt consisted of the following:

	September 30,	December 31,
	2021	2020
Line of credit:
Lines of credit	$-	$1,133,652
Receivable financing	-	367,301
Total lines of credit	-	1,500,953

Senior convertible notes payable:
Senior convertible notes payable– related parties	302,272	1,428,161
Senior convertible notes payable	120,000,000	591,104
Debt issuance costs	(91,613,604)	(280,511)
Total senior convertible notes payable	28,688,668	1,738,754
Less: current portion of convertible notes payable	(28,481,485)	(577,260)
Convertible notes payable – related parties, net of current portion	207,183	1,161,494

Notes payable:
Notes payable	181,419	1,932,088
Debt issuance costs	-	(34,997)
Total notes payable	181,419	1,897,091
Less: current portion of notes payable	(15,357)	(1,301,212)
Notes payable , net of current portion	166,062	595,879

Notes payable – related parties:
Notes payable	2,612,835	2,827,512
Debt issuance costs	-	(33,833)
Total notes payable – related parties:	2,612,835	2,793,679
Less: current portion of notes payable – related parties	(112,835)	(1,389,922)
Notes payable – related parties, net of current portion	$2,500,000	$1,403,757

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Convertible Notes Payable

Hudson Bay Financing – July 2021

On July 22, 2021 (the “Effective Date”), Vinco Ventures, Inc. (the “Company”) consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on July 22, 2021 with Hudson Bay Master Fund Ltd (the “Investor”), the Company issued a Senior Secured Convertible Note in the amount of $120,000,000 for the purchase price of $100,000,000 (the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

The Note shall carry no interest unless and until an event of default shall occur and the Note matures on July 22, 2022. The Note contains a voluntary conversion mechanism whereby the Noteholder may convert at any time after the Initial Convertibility Date (as defined therein), in whole or in part, the outstanding principal and interest under the Note into shares of the Common Stock at a conversion price of $2.655 per share (the “Conversion Shares”). The Note is guaranteed by the Company’s subsidiaries and certain other guarantors and is a senior secured obligation of the Company and its subsidiaries. The Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Note will accrue at a rate of eighteen percent (18%) per annum and the outstanding principal amount of the Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Note will become, at the Note holder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the Note), the Note’s holder may require the Company to purchase any outstanding portion of the Note in cash at a price in accordance with the terms of the Note.

Pursuant to the Purchase Agreement, the Investor received a Warrant. The Warrant contains an exercise price of $2.655 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was issued for an aggregate of 32,697,548 shares of Common Stock (the “Warrant Shares”).

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

Palladium Capital Group, LLC. (the “Placement Agent”) acted as placement agent for the Offering. The Placement Agent received cash compensation of $1,000,000 plus a Note of $8,000,000 which was deferred (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Company has paid $4,000,000 of the remaining $8,000,000.

The conversion feature on the Note and the Warrants were approved by shareholders on October 14, 2021.

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

The Investor fully converted $10,000,000 of principal into 2,063,132 of the Company’s common shares and made a cash payment for the remaining accrued interest. The principal and interest is fully paid as of September 30, 2021.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 900% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the Investor’s Note. The Warrant contains an exercise price of $3.722 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was exercisable for an aggregate of 18,568,188 shares of Common Stock (the “Warrant Shares”). As of September 30, 2021, the Investor has exercised 13,968,188 warrants.

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

Subject to the terms of June 2021 Warrant Agreement, the Company shall issue and deliver Incentive Warrants to the Investor to initially purchase zero shares of Common Stock, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a 1.75-for-one basis for the additional exercise of each Existing Warrant on or prior to July 7, 2021. During the nine months ended September 30, 2021, the Investor exercised 15,898,188 warrants and received 27,821,829 incentive warrants.

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

The Investor fully converted $12,000,000 of principal and $41,690 of interest into 6,020,845 of the Company’s common shares. The principal and interest is fully paid as of September 30, 2021.

Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 250% of the shares of Common Stock initially issuable to each Investor pursuant to the Investor’s Note. The Warrant contains an exercise price of $2.00 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 15,000,000 shares of Common Stock (the “Warrant Shares”). As of September 30, 2021, the Investor has exercised 15,000,000 warrants.

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

On May 24, 2021, the Company entered into a warrant exercise agreement (the “May 2021 Warrant Agreement”) with the Investor who agreed to exercise 2,870,000 shares of Common Stock underlying the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the May 2021 Warrant Agreement. At the Closing (as defined in Section 2(b) of the May 2021 Warrant Agreement), the parties shall execute and deliver a registration rights agreement, (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. During the nine months ended September 30, 2021, the Investor exercised 13,070,000 warrants and received 13,070,000 incentive warrants.

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Notes Payable – Lomotif Private Limited

Lomotif Private Limited notes payable consist of the following obligations at September 30, 2021:

	Original Principal	Additional Principal	Carrying Value

Note issued on February 10,2021 with a maturity date on February 9, 2023 and an annual interest rate of 3%. The principal of the note had the option to automatically convert into common stock based on the valuation at the time of a qualified financing round with accrued interest being forgone or receive a payment equal to the sum of one and a half times (1.5x) the purchase amount.	$100,000	50,000	150,000
Total	$100,000	$50,000	$150,000

Lomotif Private Limited notes payable – related parties consist of the following obligations at September 30, 2021:

	Original Principal	Unamortized Discount	Carrying Value

Note issued to Zash Global Media and Entertainment on February 23, 2021 with a maturity date on February 22, 2028 and an annual interest rate of 2%.	$1,500,000	$-	$1,500,000
Note issued to Zash Global Media and Entertainment on March 30, 2021 with a maturity date on March 28, 2028 and an annual interest rate of 2%.	$1,000,000	-	1,000,000
Total	$2,500,000	$-	$2,500,000

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

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Debt — (Continued)

Paycheck Protection Program

On April 15, 2020, the Company entered into a loan agreement (the “First Choice PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which was part of the Coronavirus Aid, Relief, and Economic Security Act administered by the United States Small Business Administration (“SBA”). The Company received proceeds of $789,852 from the First Choice PPP Loan. On May 4, 2021, the First Choice PPP loan was forgiven and the carrying value of $789,852 was recorded as a gain on extinguishment as part of interest expense. In accordance with the requirements of the PPP, the Company used the proceeds from the First Choice PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The First Choice PPP Loan had a 1.00% interest rate per annum and a maturity date of April 15, 2022 and was subject to the terms and conditions applicable to loans administered by the SBA under the PPP. The First Choice PPP Loan is included in notes payable on the consolidated balance sheet.

On May 4, 2020, TBD Safety, LLC, the Company’s wholly owned subsidiary, entered into a loan agreement (the “First Home PPP Loan”) with First Home Bank under the PPP. The Company received proceeds of $62,500 from the First Home PPP Loan. On April 16, 2021, the First Home PPP Loan was forgiven and the carrying value of $62,500 was recorded as a gain on extinguishment as part of interest expense. In accordance with the requirements of the PPP, the Company used the proceeds from the First Home PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The First Home PPP Loan had a 1.00% interest rate per annum and a maturity date of May 4, 2022 and was subject to the terms and conditions applicable to loans administered by the SBA under the PPP. The First Home PPP Loan is included in notes payable on the consolidated balance sheet.

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

Line of Credit

On the Effective Date, the Company (as “Guarantor”) entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “Note”) to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent (the “Default Interest”). The outstanding principal and interest was fully settled and paid as of September 30, 2021 for 575,000 shares of common stock.

The scheduled maturities of the debt for the next five years as of September 30, 2021, are as follows:

For the Years Ended December 31,	Amount
2021 (excluding the nine months ended September 30, 2021)	116,610
2022	122,665,530
2023	314,386
2024	-
2025	-
Thereafter	-
123,096,526
Less: debt discount	(91,613,605)
$31,482,921

For the three and nine months ended September 30, 2021, interest expense was $27,012,312 and $42,422,726, respectively, of which $617,314 and $340,231 was related party interest expense. For the three and nine months ended September 30, 2020, interest expense was $847,154 and $1,571,111, respectively of which $75,692 and $152,326 were related party interest expense.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrant Liability

For the nine months ended September 30, 2021, the Company issued warrants to purchase shares of the Company’s common stock related to multiple private placements. The warrants are as follows:

	Warrant Shares	Exercise Price
Hudson Bay Warrant; June 4, 2021	20,270,406	$3.300
Palladium Capital Warrant; June 4, 2021	115,800	$3.300
Hudson Bay Warrant; July 22, 2021	32,697,548	$2.655
Hudson Bay Series A Warrant; August 19, 2021	9,561,300	$2.655
Hudson Bay Series B Warrant; August 19, 2021*	2,000,000	$2.655
Palladium Capital Group Series A Warrant; August 19, 2021	1,640,000	$3.200
Palladium Capital Group Series B Warrant; August 19, 2021*	160,000	$2.655
Hudson Bay Series A Warrant; September 1, 2021**	12,000,000	$9.000
Armistice Capital Series A Warrant; September 1, 2021**	5,000,000	$9.000
CVI Investments Series A Warrant; September 1, 2021**	3,000,000	$9.000
Hudson Bay Series B Warrant; September 1, 2021*	2,000,000	$9.000
Palladium Capital Group Series A Warrant; September 1, 2021	1,600,000	$2.655
Palladium Capital Group Series B Warrant; September 1, 2021*	160,000	$9.000
Palladium Capital Group Warrant; July 22, 2021	2,615,804	$2.655
BHP Capital Warrant; July 23, 2021	1,007,194	$2.780

*	The Series B Warrant has effective exercise price of $0.00 as alternative cashless feature allowing for issuance of shares of common stock at 1:1 ratio of warrant shares.
**	On September 8, 2021 and September 14, 2021, Hudson Bay sold 5,000,000 and 3,000,000 of their September 1, 2021 Series A Warrants warrant shares to Armistice Capital Master Fund Ltd. And CVI Investments, Inc., respectively.

The warrants are subject to anti-dilution adjustments outlined in the Agreement. The warrants issued in the first quarter were classified as a liability with an initial fair value of $94,876,534, of which $75,156,534 was immediately expensed and $19,720,000 was recorded as a deferred debt discount. The warrants issued in the second quarter were classified as a liability with an initial fair value of $133,699,181 which was immediately expensed. The warrants issued in the third quarter were classified as a liability with an initial fair value of $290,166,663, of which $206,948,147 was immediately expensed and $83,218,516 was recorded as a deferred debt discount. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. The change in fair value of the warrant liability for the three and nine months ended September 30, 2021 was a loss of $287,117,556 and $287,891,003 respectively. As of September 30, 2021, the fair value of the warrant liability was $468,612,700.

The warrants were valued using the Monte-Carlo simulation pricing model to calculate the September 30, 2021 fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; June 4, 2021	0.00%	131.75%	0.28%	2.5 years
Palladium Capital Warrant; June 4, 2021	0.00%	131.75%	0.28%	2.5 years
Hudson Bay Warrant; July 22, 2021	0.00%	131.75%	0.28%	2.5 years
Hudson Bay Series A Warrant; August 19, 2021	0.00%	131.75%	0.28%	2.5 years
Hudson Bay Series B Warrant; August 19, 2021	0.00%	131.75%	0.28%	2.5 years
Palladium Capital Group Series A Warrant; August 19, 2021	0.00%	131.75%	0.28%	2.5 years
Palladium Capital Group Series B Warrant; August 19, 2021	0.00%	131.75%	0.28%	2.5 years
Hudson Bay Series A Warrant; September 1, 2021	0.00%	131.75%	0.28%	2.5 years
Hudson Bay Series B Warrant; September 1, 2021	0.00%	131.75%	0.28%	2.5 years
Palladium Capital Group Series A Warrant; September 1, 2021	0.00%	131.75%	0.28%	2.5 years
Palladium Capital Group Series B Warrant; September 1, 2021	0.00%	131.75%	0.28%	2.5 years
Palladium Capital Group Warrant; July 22, 2021	0.00%	131.75%	0.28%	2.5 years
BHP Capital Warrant; July 23, 2021	0.00%	131.75%	0.28%	2.5 years

Note 12 — Related Party Transactions

ZASH Global Media and Entertainment Corporation

As of September 30, 2021, Lomotif owed ZASH $2,500,000 in original principal amount under two promissory notes. See Note 10 – Debt for further information. In addition, ZASH was performing certain management functions on behalf of ZVV for which ZASH received $3,500,000 during the three and nine months ended September 30, 2021. Our Chairman and member of the board of managers of ZVV, Roderick Vanderbilt, founded ZASH, serves as the President of ZASH, and has a pre-existing personal and business relationship with the current controlling shareholder of ZASH, Theodore Farnsworth. Mr. Farnsworth is also a member of the board of managers of ZVV.

Magnifi U, Inc.

On October 12, 2021, ZVV entered into a promissory note (the “Magnifi U Note”) with Magnifi U, Inc. (“Magnifi U”), pursuant to which ZVV loaned Magnifi U $1,500,000. The Magnifi U Note bears interest at 3% annually and Magnifi U is obligated to pay the full amount of principal and interest in one balloon payment on October 12, 2023. Our Chief Executive Officer, President and director and member of the board of managers of ZVV, Lisa King, is the founder of Magnifi U and serves as its chief executive officer. ZASH has a 15% ownership interest in Magnifi U resulting from its equity investment of $5,000,000 in Magnifi U. Founded in August 2020, Magnifi U is a personalized and immersive online education platform whose goal is to help its users develop life skills, nurture strengths and live with purpose.

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC (the “Vendor”), entered into an Inventory Management Agreement (the “Agreement”) with the Forever 8 Fund, LLC (“F8”), an entity which Christopher B. Ferguson, our former Chairman and Chief Executive Officer, holds a 45% ownership interest. Under the terms of the Agreement, F8 desires to maintain inventory of and sell to Vendor certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Vendor agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Vendor $239,283 that was utilized to pay for deposits with the Vendors factories. This Agreement shall commence on the Effective Date and shall continue in full force and effect until January 31, 2022 (the “Initial Term”), unless terminated earlier as provided in this Agreement. The balance outstanding at September 30, 2021 is $0.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of September 30, 2021 and December 31, 2020, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM LLC”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our former Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM LLC and NL Penn. As of September 30, 2021 and December 31, 2020, the net amount due to related parties was $15,401 and $32,452, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital.

Note 13— Commitments and Contingencies

Employment Agreements

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464. Mr. Ferguson tendered his resignation as (i) the Company’s Chief Executive Officer, effective October 25, 2021 and (ii) Chairman of the Board of Directors, effective October 19, 2021.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464. Mr. Vroman initially tendered his resignation as an officer of the Company, effective November 4, 2021, and has accepted the position of Chief Financial Officer and Treasurer of Cryptyde, Inc., a wholly-owned subsidiary of the Company. However, on November 9, 2021, Mr. Vroman and the Company elected to retain Mr. Vroman as Chief Financial Officer of the Company until the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 is filed with the Securities and Exchange Commission on or before November 22, 2021.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value of the Company on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464. On September 23, 2021, Brian McFadden submitted his resignation effective immediately as the Company’s Chief Strategy Officer in order to accept the role as President of the Company’s newly formed subsidiary, Cryptyde, Inc. The Company and Mr. McFadden shall enter into a new Employment Agreement on terms to be agreed upon within 30 days of his acceptance of the role as President of Cryptyde, Inc.

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

Total rent expense for the three and nine months ended September 30, 2021 was $163,911 and $223,188, respectively. Total rent expense for the three and nine months ended September 30, 2020 was $122,943 and $269,709, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

As of September 30, 2021, the Company had operating lease liabilities of $- and right of use assets for operating leases of $80,544. During the three and nine months ended September 30, 2021 and 2020, operating cash outflows relating to operating lease liabilities was $5,806 and $80,582, respectively, and the expense for right of use assets for operating leases was $24,163 and $72,490, respectively. As of September 30, 2021, the Company’s operating leases had a weighted-average remaining term of 0.9 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13— Commitments and Contingencies — (Continued)

Rental Income

Fergco leases a portion of the building located in Washington, New Jersey that it owns under a month-to-month lease. Total rental income related to the leased space for both the three and nine months ended September 30, 2021 was $17,136 and $71,543, respectively, and is included in other income on the consolidated statements of operations. Total rental income related to the leased space for both the three and nine months ended September 30, 2020 was $25,704 and $77,111, respectively, and is included in other income on the consolidated statements of operations.

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

Gerald Whitt, et al. v. Vinco Ventures, CBAV1, LLC, et al.

On October 27, 2020, Gerald Whitt, et al, the minority shareholders of Cloud b Inc. (“Whitt Plaintiffs”) filed a civil complaint in the Superior Court of the State of California against Vinco Ventures, Inc., CBAV1, LLC and other parties, alleging fraudulent concealment, breach of fiduciary duty, breach of contract, breach of confidence, intentional misrepresentation, negligent misrepresentation, unfair business practices and civil conspiracy (the “Whitt Complaint”). Defendants have not been served with the Whitt Complaint. On or about June 4, 2021, CBAV1 entered into a settlement agreement with the trustee for Cloud b, Inc., whereby all derivative claims on behalf of Cloud b, Inc. in the Whitt Complaint were released as to CBAV1 and its affiliates, shareholders, officers, directors, employees and other parties. There are a limited number of non-derivative claims against individuals that were not released that are not expected to have any impact on the Company.

Vinco Ventures, Inc., et al. v. Milam Knecht & Warner, LLP, Michael D. Milam, Gerald Whitt, Alexander Whitt, et al.

On December 31, 2020, Vinco Ventures, Inc., and other parties, filed a complaint against the Whitt Plaintiffs, and other parties, with the United States District Court for Eastern District of Pennsylvania, alleging intentional misrepresentation, negligent misrepresentation, negligence, conspiracy, unfair business practices, abuse of process, civil extortion, trade libel and defamation.  All claims were dismissed and/or settled except for two (2) claims (unfair business practices and defamation) against Gerald Whitt.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. As of September 30, 2021 and December 31, 2020, there were 107,021,381 and 14,471,403 shares of common stock issued and outstanding, respectively.

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

On July 23, 2021, Vinco entered into a Securities Purchase Agreement (the “Purchase Agreement”) with BHP Capital NY Inc. (the “Purchaser”) whereby Vinco agreed to (i) issue and sell to the Purchaser up to 1,007,194 shares of Vinco’s common stock, par value $0.001 per share (the “Purchased Shares”) at a purchase price of $2.78 per share and (ii) issue warrants (the “Warrants”) to purchase up to 1,007,194 shares of Vinco’s Common Stock (the “Warrant Shares”) with an exercise price of $2.78 per share, resulting in an aggregate of $2,800,000 of Purchased Shares and Warrants. The Warrants are immediately exercisable and have a term of exercise equal to three (3) years. In connection with the Purchase Agreement,

During the nine months ended September 30, 2021, warrant shares of 69,212,800 were exercised and the Company received net proceeds of $180,341,414.

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

The Company is authorized to issue 30,000,000 shares of preferred stock. As of September 30, 2021 and December 31, 2020, there were 0 and 764,618 shares of Series B Preferred Stock issued and outstanding, respectively.

Stock-Based Compensation

On September 4, 2021, the Company’s board of directors approved the Vinco Ventures, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 9,000,000 (9,000,000 remaining as of November 19, 2021) shares of common stock to help align the interests of management and our shareholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 (258,376 remaining as of November 19, 2021) shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan.

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

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan solely to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan (the “Plan”) which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 (17,220 remaining as of November 19, 2021) shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

The following table summarizes stock option awards outstanding at September 30, 2021:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2020	80,000	$7.01	3.2	-
Granted	-	-	-	-
Balance, September 30, 2021	80,000	$7.01	2.9	-
Exercisable, September 30, 2021	80,000	$7.01	2.9	-

As of September 30, 2021, there were no unvested options to purchase shares of the Company’s common stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

Other Stock Awards

The Company issued 2,891,227 shares of common stock to employees for services valued at $7,590,664 for the nine months ended September 30, 2021.

The Company issued 1,891,272 shares of common stock to vendors for services valued at $4,213,602 for the nine months ended September 30, 2021.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stockholders’ Equity (continued)

BHP Capital NY Inc. Private Placement – July 2021

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

On June 4, 2021, the Company entered into a warrant exercise agreement (the “Agreement”) with BHP Capital NY Inc. (“BHP”) who agreed to exercise a portion of the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the Agreement. At the Closing (as defined in Section 2(b) of the Agreement), the Parties shall execute and deliver a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. Subject to the terms of Agreement, (i) BHP shall pay to the Company an amount equal to the exercise price in effect as of the date of such exercise multiplied by 1,500,000 shares (as adjusted for any share split or similar transaction after the date hereof) (the “Exercised Warrant Shares”) and (ii) the Company shall issue and deliver Incentive Warrants to BHP to initially purchase an aggregate number of shares equal to the number of Exercised Warrant Shares, which number of shares shall be subject to adjustment upon the exercise of further shares pursuant to the January Warrants. During the nine months ended September 30, 2021, the Investor exercised 1,500,000 warrants and received 1,500,000 incentive warrants.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the carrying values of the assets and liabilities of our discontinued operations at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020

Assets
Current assets:
Accounts receivable, net	$-	$220,964
Inventory	-	559,737
Prepaid expenses and other current assets	-	261,980
Total current assets	-	1,042,680
Intangible assets, net	-	5,739,524
Total assets	$-	$6,782,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$-	$487,454
Total current liabilities	$-	$487,454

The following table presents the summary results of operations of our discontinued operations for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	$-	$1,729,006	697,883	5,148,814
Cost of revenues	-	1,163,630	490,195	3,103,171
Gross profit	-	565,376	207,688	2,045,643

Operating expenses:
Selling, general and administrative	-	856,883	385,888	2,253,011
Operating income	-	(291,507)	(178,200)	(207,366)

Other (expense) income:
(Loss) gain on disposal	(153,320)	-	(4,933,900)	4,911,760
Total other (expense) income	(153,320)	-	(4,933,900)	4,911,760
(Loss) income before income taxes	(153,320)	(291,507)	(5,112,100)	4,704,394
Income tax expense	-	-	-	-
Net (loss) income	$(153,320)	$(291,507)	(5,112,100)	4,704,394

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Subsequent Events

On October 1, 2021, ZVV and ZASH and AdRizer LLC (“AdRizer”) entered into a Letter of Intent (as amended, the “LOI”) for ZASH or ZVV to acquire all the outstanding membership and other equity interests of AdRizer. The LOI has an exclusivity period ending on December 31, 2021. The parties are continuing their negotiations of the structure of the transaction and preparation of definitive documentation for the acquisition. Pursuant to current discussions among the parties, ZVV is expected to acquire all the outstanding membership/equity interests in AdRizer, either via merger, purchase of such membership/equity interests from the AdRizer members, or other transaction structure, as mutually agreed, such that AdRizer will continue as a wholly owned subsidiary of ZVV, for an aggregate purchase price of $108,000,000 payable as follows: (i) $15,000,000 payable in cash at closing, to be funded by Vinco Ventures as a capital contribution to ZVV, (ii) $10,000,000 in cash to be funded by Vinco Ventures as a capital contribution to ZVV, which will be placed in escrow for a period of 12 months after the closing to secure the indemnification obligations of the AdRizer members, and (iii) $83,000,000 in common stock of ZASH or Vinco Ventures to be issued two years from (or otherwise locked up for two years from) the closing date, subject to conditions to be agreed upon. The stock consideration value will be based on a mutually agreeable valuation.

In addition, ZASH or ZVV are expected to invest a minimum of $5,000,000 of cash in AdRizer for its post-closing working capital needs, to be funded $1,000,000 at closing and $1,000,000 every 3 months thereafter.

On October 2, 2021, Vinco Ventures, Inc.’s wholly owned subsidiary, Cryptyde, Inc., filed Articles of Organization with the State of Nevada to form CW Machines, LLC. The formation of CW Machines, LLC is part of a joint venture with Wattum Management, Inc.

On October 8, 2021, the Company issued 56,250 shares of common stock to a consultant for services performed in connection with EVNT Platform, LLC.

On October 12, 2021, ZVV entered into a promissory note (the “Magnifi U Note”) with Magnifi U, Inc. (“Magnifi U”), pursuant to which ZVV loaned Magnifi U $1,500,000. The Magnifi U Note bears interest at 3% annually and Magnifi U is obligated to pay the full amount of principal and interest in one balloon payment on October 12, 2023.

On October 14, 2021, the Company’s wholly owned subsidiary, Cryptyde, Inc. (the “Lender”), entered into a Senior Secured Promissory Note (the “Note”) with Wattum Management, Inc. (the “Borrower”) to loan funds in the principal amount of $4,000,000. The Note bears interest at 5% annually, to be amortized over 25 years and the Borrower shall pay the full amount of principal and interest in one balloon payment on October 12, 2026 (the “Maturity Date”). The Note is secured, through a Security Agreement, by all current and future assets of the Borrower. The transaction closed on October 26, 2021.

On October 19, 2021, the Company issued 6,672,710 shares of common stock to note holders, EVNT Platform, LLC preferred members, consultants and employees and directors.

On October 26, 2021, the Company issued 7,222,804 shares of common stock to warrant holders for the exercise of warrants.

On October 27, 2021, the Company issued 1,007,194 shares of common stock to warrant holders for the exercise of warrants.

The following events occurred on October 19, 2021:

Christopher Ferguson, tendered his resignation as (i) the Company’s Chief Executive Officer, effective October 25, 2021 and (ii) Chairman of the Board of Directors, effective October 19, 2021.

Lisa King has been appointed as the Company’s Chief Executive Officer and President, effective October 25, 2021. The Company and Ms. King are entering into an employment agreement to be effective as of October 25, 2021.

Stephen Garrow has been appointed as the Company’s Chief Operating Officer, effective October 25, 2021. The Company and Mr. Garrow are entering into an employment agreement to be effective as of October 25, 2021.

Philip Jones is expected to be appointed as the Company’s Chief Financial Officer, effective on or about November 23, 2021. The Company and Mr. Jones plan to enter into an employment agreement to be effective as of the date of Mr. Jones’ appointment as the Chief Financial Officer.

On November 1, 2021, the Company announced that its wholly owned subsidiary, Cryptyde, Inc., had entered into a joint venture with Wattum Management, Inc. to launch a newly formed entity, CW Machines, LLC, to sale turnkey BTC mining operations.

On November 8, 2021, Cryptyde, Inc. filed its Form 10 registration statement with the United States Securities and Exchange Commission in connection with the planned spinoff of selected subsidiaries, Cryptyde, Inc., Ferguson Containers, Inc., EVNT Platform, LLC and Cryptyde Shared Services, LLC.

On November 11, 2021, the Company and Hudson Bay Master Fund Ltd (the “Holder”) entered into a Warrant Exercise Agreement (the “November WEA”), whereby, the Company and the Holder agreed the Holder would exercise 2,438,700 July Warrants and 9,561,300 August Series A Warrants (collectively, the “Exercised Warrants”) representing the right to acquire shares (the “Exercised Warrant Shares”) of Common Stock and the Company would issue additional warrants to purchase shares of Common Stock at a per-share exercise price equal to $4.527 (the “November Warrants” and, together with the July Warrants and the August Series A Warrants, the “Warrants”), and to amend the September Warrant issued by the Company to the Holder pursuant to that certain Warrant Exercise Agreement dated as of September 1, 2021 by and among the Company and the Holder (“September WEA”) and the July Notes.

The proceeds to the Company from the exercise of the Exercised Warrants were approximately $31.86 million, before deducting certain expenses incurred by the Company in connection with the November WEA and, including, but not limited to, expenses of the Holder’s legal counsel.

Subject to the satisfaction (or waiver) of the conditions set forth in the November WEA, (i) the Holder shall pay to the Company an amount equal to the Exercise Price multiplied by the applicable Exercised Warrant Shares, (ii) the Company shall issue and deliver to the Holder the Exercised Warrant Shares of the Exercised Warrants, and (iii) the Company shall issue and deliver to the Holder November Warrants to initially purchase an aggregate number of shares equal to 125% of the number of Exercised Warrant Shares plus the number of any other shares issued to the Holder upon the exercise of other outstanding warrants or the conversion of the Company’s outstanding convertible notes prior to December 31, 2021, which number of shares shall be subject to adjustments as set forth therein. Additionally, pursuant to the November WEA, the “Minimum Cash” requirement contained in the July Note was amended to provide that the Minimum Cash amount is not required at any time to exceed the Principal outstanding at such time.

Additionally, the parties executed and delivered a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file an initial registration statement with respect to the shares of Common Stock underlying the Registrable Securities by January 15, 2022.

Pursuant to the November WEA, by no later than one hundred twenty (120) calendar days after the Closing Date, the Company shall file with the Securities and Exchange Commission a definitive proxy statement for a special meeting of the stockholders of Common Stock (the “Stockholder Meeting”), soliciting each such stockholder’s affirmative vote at the Stockholder Meeting for approval of resolutions providing for (i) the issuance of all the shares of Common Stock issuable pursuant to the November Warrants, (ii) approving any voluntary adjustments that the Company may offer pursuant to the terms of any of the November Warrants, and (iii) the increase in authorized number of shares of Common Stock of the Company to at least 300,000,000. The Stockholder Meeting shall be promptly called and held not later than one hundred fifty (150) calendar days after the Closing Date (the “Stockholder Meeting Deadline”). In the event Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, the Holder can elect to, instead of receiving the November Warrant Shares, receive an aggregate cash payment from the Company equal to such number of November Warrant Shares multiplied by $0.65 for each such November Warrant Share.

On November 11, 2021, the Company’s wholly owned subsidiary, Cryptyde, Inc. (“TYDE”), and Hudson Bay Master Fund Ltd (the “Holder”) entered into an Amendment Agreement (the “Amendment Agreement”) whereby the parties agreed that, subject to the satisfaction (or waiver) of the conditions set forth in the Amendment Agreement: (i) the Holder shall amend its right to receive the Spin-off Distribution in the form of shares of TYDE’s common stock (“TYDE Common Stock”) and to receive instead a warrant issued by TYDE to purchase TYDE Common Stock for such number of shares of TYDE Common Stock that the Holder would have been entitled to receive in the Spin-off Distribution had the Holder exercised all its Company Warrants on the record date for the Spin-off Distribution (the “TYDE Warrant”); and (ii) contemporaneously with the entry into the Amendment Agreement, for TYDE and the Holder to enter into a registration rights agreement (the “TYDE Registration Rights Agreement”) to provide for all Registrable Securities to be covered by a registration statement filed and declared effective on or prior to the distribution date of the Spin-off Transactions. The Company agreed to issue to the Holder the November Warrant pursuant to the terms and conditions set forth in the November WEA and (ii) TYDE agreed to issue to the Holder the TYDE Warrant pursuant to the terms and conditions set forth in the Amendment Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

Vinco Ventures is Focused on Digital Media and Content Technologies

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

In connection with the recent acquisition of Lomotif Private Limited (“Lomotif”) by ZVV Media Partners, LLC (“ZVV”), our joint venture with ZASH Global Media and Entertainment Corp., we are transitioning from focusing on end-to-end consumer product innovation, development and commercialization to digital media and content technologies. We currently operate in the following markets through our subsidiaries and consolidated variable interest entities:

Lomotif – Lomotif is a video-sharing social networking platform that is democratizing video creation. Since the company was co-founded by video enthusiast Paul Yang in 2014, Lomotif has been granted three technology patents focused on empowering creators to share and watch short videos with ease through remix and collaboration. Yang’s bold vision is to build the world’s largest video vocabulary to accelerate the world’s transition to video-first expression. Lomotif, available in the Apple and Google stores, is a downloadable app that has grown worldwide as a grassroots social community with dedicated users spanning from Asia to South America to the U.S.

Cryptyde – Cryptyde, Inc. is focused on leveraging blockchain technologies to disrupt consumer facing industries. Rather than create a new industry, Cryptyde seeks to alter an existing one allowing us to gain adoption and reach scale faster. With this focus, Cryptyde first entered the music streaming industry with its launch of E-NFT.com; a streaming music NFT platform. With platform success Cryptyde has expanded into the crypto mining ecosystem, leveraging its knowledge of blockchain technologies with the goal of bringing bitcoin mining to a price point for the everyday consumer.

●	E-NFT.com - A new way for artists and content owners to distribute their intellectual property. Cryptyde’s proprietary streaming process seeks to make NFT’s affordable by reducing mining fees with the goal of enabling fans to engage with content in new ways with Cryptyde’s multi-media delivery system.

●	Full Scale AR / VR Bringing Digital to Life – Augmented and Virtual Reality provide an in-depth full scale experience for the consumer. Whether experienced alone, or in conjunction with a real world physical event AR/VR seeks to provide consumers with the ability to bring the metaverse to life. Whether by reliving a legendary performance or experiencing a new one, Cryptyde’s AR/VR platforms plans to offer full scale, photo realistic experiences.

●	CW Machines LLC – CW Machines, Cryptyde’s consumer focused bitcoin mining solution is focused on bringing bitcoin mining to the consumer level. By combining equipment sales, financing, co-location and management services, CW Machines plans to provide everything needed from start to finish for a consumer packaged into a one stop, one payment membership program.

Ferguson Containers – Ferguson Containers, Inc. (“Ferguson”) manufactures and sells custom packaging for virtually any product. In Ferguson’s experience, packaging has the capability to “tell” the products story, generating increased product awareness, promote brand image, and drive unit growth. Ferguson’s senior management has more than 100 years of combined experience marketing, producing and delivering packaging materials. A hallmark of its operation is its quick production cycle. Ferguson can often begin a production run within minutes of receipt of an order. Many of Ferguson’s products are manufactured from 100% post-consumer recycled material. When production is complete, Ferguson typically ships the product using its own trucks rather than relying on a common carrier. Ferguson does not have long-term agreements with its customers, and instead manufactures and sells its packaging products subject to purchase orders from its customers. No assurances can be given that Ferguson’s customers will continue to submit purchase orders for new products.

Edison Nation – Edison Nation, LLC matches an innovator’s intellectual property with vertical product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares.

Market Strategy

Today’s consumers have shorter attention spans and are unlikely to commit to lengthy content unless they are convinced of its value. The right piece of short-form content enables brands to rapidly communicate key messages, improving the asset’s ability to capture the attention of target audiences. Short-form content is also a ready-made resource for users who consume content on mobile devices. Additionally, video generates a much larger number of shares than long-form content, text or image posts. By investing in Lomotif, a short-form video platform and related growth initiatives and continuing to leverage our B.I.G. (Buy. Innovate. Grow.) strategy, we believe we can grow into a robust and disruptive media and entertainment company worldwide, with tens of millions of users around the world that we expect will enable us to leverage our content globally. Our ability to successfully implement our business plans including acquisition plans and achieving our growth strategy will depend upon our ability to obtain financing at acceptable terms, attain a reasonable threshold of operating efficiencies and create and expand revenue sources from the businesses, platforms and technologies we acquired and invested in.

Recently Completed and Pending Key Transactions

Cryptyde Spin-off

On November 8, 2021, our subsidiary Cryptyde, Inc. (“Cryptyde”) filed a Form 10 registration statement with the Securities and Exchange Commission in connection with our previously announced planned spin-off of Cryptyde. Cryptyde is focused on leveraging blockchain technology to disrupt consumer facing industries. Current operations of Cryptyde include E-NFT.com, a streaming music NFT Platform, and CW Machines LLC, a crypto mining ecosystem which seeks to leverage Cryptyde’s knowledge of blockchain technologies to bring bitcoin mining to a price point for the everyday consumer. Cryptyde will also include our Ferguson Containers business. In connection with the spin-off, Cryptyde is expected to become an independent, publicly traded company. The spin-off is expected to become effective in early 2022.

ZVV’s Acquisition of Lomotif Private Limited

On July 25, 2021, ZVV completed the acquisition of 80% of the outstanding capital stock on a fully diluted basis of Lomotif for a total purchase price of $109,765,000.

COVID-19 and Impact on Our Consumer Products Business

COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.

As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our historical products. Many of our customers have been unable to sell our products in their stores due to government-mandated closures and have deferred or significantly reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.

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

Recent Developments

The following is a description of recent events regarding our warrant liabilities, important transactions and management transition, which we believe are important to an understanding of our business, financial position and results of operations.

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

On February 23, 2021, the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on February 18, 2021 with one accredited investor (the “Investor”), the Company issued a Senior Convertible Note for the purchase price of $10,000,000 (the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of Common Stock. Pursuant to the Purchase Agreement, the Investor received a Warrant in an amount equal to 900% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the Investor’s Note. The Warrant contains an exercise price of $3.722 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was exercisable for an aggregate of 18,568,188 shares of Common Stock (the “Warrant Shares”).

Palladium Capital Group, LLC. acted as placement agent for both Offerings. The Placement Agent received a Warrant granting the Holder the right to purchase 480,000 and 1,650,346 shares, respectively, of Common Stock at an exercise price of $2.00 and $3.722, respectively, with an expiration date of January 25, 2026 and February 23, 2026, respectively.

On January 29, 2021, the Company consummated the closing of a private placement offering of $3,300,000 whereby pursuant to the Securities Purchase Agreement entered into by the Company on January 28, 2021 with BHP Capital NY Inc, the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant to purchase 1,500,000 shares of the Common Stock.

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

In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2021, the fair value of the warrant liability was $139,695,115. For the three and nine months ended September 30, 2021, the Company recorded a loss of $208,855,715 and $75,156,534, respectively. The warrants are valued using the Black-Scholes pricing model to calculate the fair value of the warrants.

On July 22, 2021 (the “Effective Date”), Vinco Ventures, Inc. (the “Company”) consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “Purchase Agreement”) entered into by the Company on July 22, 2021 with Hudson Bay Master Fund Ltd (the “Investor”), the Company issued a Senior Secured Convertible Note in the amount of $120,000,000 for the purchase price of $100,000,000 (the “Note”) and five (5) year warrants (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”).

The Note shall carry no interest unless and until an event of default shall occur and the Note matures on July 22, 2022. The Note contains a voluntary conversion mechanism whereby the Noteholder may convert at any time after the Initial Convertibility Date (as defined therein), in whole or in part, the outstanding principal and interest under the Note into shares of the Common Stock at a conversion price of $4.00 per share (the “Conversion Shares”). The Note is guaranteed by the Company’s subsidiaries and certain other guarantors and is a senior secured obligation of the Company and its subsidiaries. The Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Note will accrue at a rate of eighteen percent (18%) per annum and the outstanding principal amount of the Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Note will become, at the Note holder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the Note), the Note’s holder may require the Company to purchase any outstanding portion of the Note in cash at a price in accordance with the terms of the Note.

Pursuant to the Purchase Agreement, the Investor received a Warrant. The Warrant contains an exercise price of $4.00 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was issued for an aggregate of 32,697,548 shares of Common Stock (the “Warrant Shares”).

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

Palladium Capital Group, LLC. (the “Placement Agent”) acted as placement agent for the Offering. The Placement Agent received cash compensation of $1,000,000 plus a Note of $8,000,000 which is deferred and only due upon the closing of the merger (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses).

On August 18, 2021, the Company entered into a warrant exercise agreement (the “Agreement”) with Hudson Bay Master Fund Ltd (the “Investor”)whereby the Parties agreed that, subject to the satisfaction (or waiver) of the conditions set forth in Sections 4 and 5 of the Agreement: (i) the Investor shall pay to the Company an amount equal to the Exercise Price (as defined in the Existing Warrants) in effect as of the date of such exercise multiplied by the Existing Warrant Shares (as defined in the Agreement); (ii) the Company shall issue and deliver to the Investor the Existing Warrant Shares as set forth in Section 1 of the Existing Warrants; (iii) the Company shall issue and deliver to the Investor additional warrants to purchase an aggregate of 20,500,000 shares of Common Stock at an exercise price of $2.655 per share, subject to adjustments provided therein (the “August Series A Warrants”); and (iv) the Company shall issue and deliver to the Investor additional warrants to purchase an aggregate of 2,000,000 shares of Common Stock at an exercise price of $2.655 per share, subject to adjustments provided therein (the “August Series B Warrants,” and together with the August Series A Warrants, the “August Warrants”). The terms of the August Series A Warrants and the August Series B Warrants are substantially identical, except that, upon stockholder approval, the August Series B Warrants will be subject to an Alternate Cashless Exercise, as defined therein.

In addition, pursuant to the Agreement, the Parties also agreed, among other things, that (i) upon entering into the Agreement, the exercise price of the July Warrants is reduced to $2.655 per share; and (ii) the definition of “Initial Exercisability Date” (as defined in the June Incentive Warrant) is amended to mean August 18, 2021. The Parties to the Agreement acknowledge and agree that the transactions contemplated by each of the Agreement and July SPA are and were permitted under each of the currently outstanding warrants and notes issued by the Company to the Investor.

On September 1, 2021, Vinco Ventures, Inc. (the “Company”) entered into a warrant exercise agreement (the “Agreement”) with Hudson Bay Master Fund Ltd (the “Investor”) whereby the parties agreed that, subject to the satisfaction (or waiver) of the conditions set forth in Sections 4 and 5 of the Agreement: (i) the Investor shall exercise warrants that were issued on May 24, 2021 and are currently held by the Investor for 6,900,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the exercise price set on May 24, 2021; (ii) the Company shall issue and deliver to the Investor warrants to purchase an aggregate of 20,000,000 shares of Common Stock at an exercise price of $9.00 per share, subject to adjustments provided therein (the “September Series A Warrants”); and (iii) the Company shall issue and deliver to the Investor warrants to purchase an aggregate of 2,000,000 shares of Common Stock at an exercise price of $9.00 per share, subject to adjustments provided therein (the “September Series B Warrants,” and together with the September Series A Warrants, the “September Warrants”). The terms of the September Series A Warrants and the September Series B Warrants are substantially identical, except that, upon stockholder approval, the September Series B Warrants will be subject to an Alternate Cashless Exercise, as defined therein.

At the Closing (as defined in Section 2(b) of the Agreement), the parties executed and delivered a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file an initial registration statement with respect to the shares of Common Stock underlying the September Warrants and certain other warrants and convertible notes previously issued by the Company by October 1, 2021.

On September 8, 2021, the Investor entered into a Securities Purchase Agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (the “Buyer”), whereby the Investor sold 5,000,000 of the Series A Warrants to the Buyer. On September 8, 2021, the Investor entered into a Securities Purchase Agreement (the “SPA”) with CVI Investments, Inc. (the “Buyer”), whereby the Investor sold 3,000,000 of the Series A Warrants to the Buyer.

Also see Note 16 – Subsequent Events - in the consolidated financial statements included in this report.

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

Stock Exchange Agreement for Sale of SRM Entertainment, LTD

On November 30, 2020, the Company (the “Seller”) and its wholly owned subsidiary, SRM Entertainment, LTD (“SRM”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Jupiter Wellness, Inc. (“Jupiter”) (the “Buyer”). Under the terms of the Exchange Agreement, the Buyer agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Seller. As consideration for the purchase of the Exchange Shares, the Buyer agreed to exchange 200,000 shares of its restricted common stock (the “Consideration Shares”), symbol JUPW as listed on NASDAQ Capital Markets.

Upon closing, Jupiter delivered 150,000 of the Consideration Shares and held 50,000 of the Consideration Shares in escrow (“Escrow Shares”). Jupiter shall release the Escrow Shares upon SRM generating $200,000 in cash receipts and revenue prior to January 15, 2021. As of the date of the quarterly report, the Company has received all Exchange Shares.

As a performance-based incentive, the Buyer shall pay to the Seller two percent (2%) of gross sales of Jupiter’s private label sun care products if such gross sales are in excess of twelve million dollars ($12,000,000) earned during the 2021 calendar year.

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

Executive Compensation Agreements

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Christopher Ferguson (the “Executive”) for the role of Chief Executive Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. The Executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464. Mr. Ferguson tendered his resignation as (i) the Company’s Chief Executive Officer, effective October 25, 2021 and (ii) Chairman of the Board of Directors, effective October 19, 2021.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brett Vroman (the “Executive”) for the role of Chief Financial Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the Executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464. Mr. Vroman tendered his resignation as the Chief Financial Officer of the Company, effective November 4, 2021, and has accepted the position of Chief Financial Officer and Treasurer of Cryptyde, Inc., a wholly-owned subsidiary of the Company. However on November 9, 2021, Mr. Vroman and the Company elected to retain Mr. Vroman as Chief Financial Officer of the Company until the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 is filed with the Securities and Exchange Commission on or before November 22, 2021.

On February 2, 2021, the Company entered into an Employment Agreement (the “Agreement”) with Brian Mc Fadden (the “Executive”) for the role of Chief Strategy Officer. The Agreement is effective as of November 12, 2020 (the “Effective Date”) and has a term of three (3) years (the “Term”) from the Effective Date. Thereafter, the Agreement shall automatically be renewed and the Term shall be extended for additional consecutive terms of 1 year (each a “Renewal Term”), unless such renewal is objected to by either the Company or the Executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings (the “Base Salary”) and 120,000 common shares that shall vest in their entirety on issuance. The Base Salary shall be payable in accordance with the Company’s normal payroll procedures in effect from time to time. The Base Salary due of shares, shall be payable within the first 30 days of the year. On each anniversary of the Agreement, the base salary will increase no less than $15,000 (“minimum”). For 2021, the Executive shall receive a cash bonus in the amount equal to 30% of the annual Base Salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance (the “Principal Market”), which shall be received by the Executive no later than the first 30 days of the current fiscal year. Upon the execution of the Agreement, the Executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The Executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the Enterprise Value on a 5-day closing average from the effectiveness of the Agreement. For clarification, the Enterprise Value as of the Company at the effective date was $25,042,464. Mr. Mc Fadden tendered his resignation as the Chief Strategy Officer of the Company on September 23, 2021 in order to accept the role as President of the Company’s newly formed subsidiary, Cryptyde, Inc.

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

Rental Income

We earn rental income from a month-to-month lease on a portion of the building located in Washington, New Jersey that we previously owned until August 2021.

Interest Expense, Net

Interest expense includes the cost of our borrowings under our debt arrangements.

Loss on Issuance of Warrants

Loss on issuance of warrants includes the fair value of the warrants at issuance on the grant date.

Change in Fair Value of Warrant Liability

Change in fair value of the warrant liability includes the change in the fair value of the warrants at the measurement date based on the Monte Carlo simulation method.

Change in Fair Value of Short-Term Investment

Change in fair value of the short-term investment includes the change in the fair value of the underlying security at the measurement date.

Results of Operations

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Period over Period Change
	2021	2020	$	%

Revenues, net	$2,231,986	$2,522,141	$(290,155)	-11.50%
Cost of revenues	1,531,840	1,505,234	26,606	1.77%
Gross profit	700,146	1,016,907	(316,761)	-31.15%

Operating expenses:
Selling, general and administrative	25,869,419	2,617,961	23,251,458	888.15%
Operating (loss)	(25,169,273)	(1,601,054)	(23,568,219)	1,472.04%

Other (expense) income:
Rental income	17,136	25,704	(8,568)	-33.33%
Interest (expense)	(27,012,312)	(1,004,627)	(26,007,685)	2,588.79%
Loss on issuance of warrants	(206,948,147)	-	(206,948,147)	-100.00%
Change in fair value of warrant liability	(287,117,556)	-	(287,117,556)	-100.00%
Change in fair value of short-term investment	(614,000)	-	(614,000)	-100.00%
Other income	649,009	-	649,009	100.00%
Total other (expense), net	(521,025,870)	(978,923)	(520,046,947)	53,124.40%
Loss before income taxes	(546,195,143)	(2,579,977)	(543,615,166)	21,070.54%
Income tax expense	-	-	-	-%
Net loss from continuing operations	(546,195,143)	(2,579,977)	(543,615,166)	21,070.54%
Net income attributable to noncontrolling interests	(3,885,333)	(37,439)	(3,847,894)	10,277.77%
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(542,309,810)	(2,542,538)	(539,767,272)	21,229.47%
Net income (loss) from discontinued operations	(153,320)	(291,506)	138,186	-47.40%
Net (loss) income attributable to Vinco Ventures, Inc.	$(542,463,130)	$(2,834,044)	$(539,629,086)	19,040.96%

Revenue

For the three months ended September 30, 2021, revenues decreased by $290,155 or 11.50%, as compared to the three months ended September 30, 2020. The decrease was primarily the result of a decrease in revenues from the Edison Nation Medical division.

Cost of Revenues

For the three months ended September 30, 2021, cost of revenues increased by $26,606 or 1.77%, as compared to the three months ended September 30, 2020. The increase was primarily attributable to the product mix of goods sold.

Gross Profit

For the three months ended September 30, 2021, gross profit decreased by $316,761, or 31.15%, as compared to the three months ended September 30, 2020. The decrease was primarily a result of the decrease in revenues.

Operating Expenses

Selling, general and administrative expenses were $25,869,419 and $2,617,961 for the three months ended September 30, 2021 and 2020, respectively, representing an increase of $23,251,458, or 888.15%. The increase was primarily the result of an increase in stock-based compensation of $5,636,405, professional fees of $5,498,863, depreciation and amortization of $3,640,200 and payroll and related benefits of $1,058,786, consulting and management fees of 5,036,418.

Rental Income

Rental income was $17,136 and $25,704 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense

Interest expense was $27,012,312 for the three months ended September 30, 2021 versus $1,004,627 in the previous three months ended September 30, 2020. The increase in interest expense was related to the private placements completed in 2021 of $142,000,000 which included debt issuance costs related to original issue discount, the issuance of warrants and beneficial conversion features that were amortized and included as part of interest expense.

Loss on issuance of warrants and change in fair value of warrants

Loss on issuance of warrants was $206,948,147 and $0 for the three months ended September 30, 2021 and 2020, respectively. The issuance of warrants was related to the issuance of warrants in connection with the three private placements completed in the second quarter of 2021. Change in fair value of warrants was a loss of $287,117,556 and $0 for the three months ended September 30, 2021 and 2020, respectively. The change in fair value of warrants was related to a reduction in the warrant liability due to a change in the underlying assumptions of the Monte-Carlo simulation model, mostly related to a increase in the Company’s share price.

Income tax expense

Income tax expense was $0 and $0 for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Period over Period Change
	2021	2020	$	%

Revenues, net	$7,488,959	$9,649,469	$(2,160,510)	-22.39%
Cost of revenues	4,906,410	6,873,889	(1,967,479)	-28.62%
Gross profit	2,582,549	2,775,580	(193,031)	-6.95%

Operating expenses:
Selling, general and administrative	43,471,951	8,185,477	35,286,474	431.09%
Operating (loss)	(40,889,402)	(5,409,897)	(35,479,505)	655.83%

Other (expense) income:
Rental income	71,543	77,111	(5,568)	-7.22%
Interest (expense)	(42,422,726)	(2,575,738)	(39,846,988)	1,547.01%
Loss on issuance of warrants	(415,803,862)	-	(415,803,862)	-100.00%
Change in fair value of warrant liability	(287,891,003)	-	(287,891,003)	-100.00%
Change in fair value of short-term investment	(736,000)	-	(736,000)	-100.00%
Loss on disposal of assets and interest in joint venture	(301,645)	-	(301,645)	-100.00%
Other income	649,009	-	649,009	100.00%
Total other (expense), net	(746,434,684)	(2,498,627)	(743,936,057)	29,773.79%
Loss before income taxes	(787,324,086)	(7,908,524)	(779,415,562)	9,855.39%
Income tax expense	-	-	-	-%
Net loss from continuing operations	(787,324,086)	(7,908,524)	(779,415,562)	9,855.39%
Net income attributable to noncontrolling interests	(3,834,756)	(15,198)	(3,819,558)	25,131.98%
Net loss from continuing operations attributable to Vinco Ventures, Inc.	(783,489,330)	(7,893,326)	(775, 596,004)	9,825.97%
Net income (loss) from discontinued operations attributable to Vinco Ventures, Inc.	(5,112,100)	4,704,394	9,816,494	-208.67%
Net (loss) income attributable to Vinco Ventures, Inc.	$(788,601,430)	$(3,188,932)	$(785,412,498)	24,629.33%

Revenue

For the nine months ended September 30, 2021, revenues decreased by $2,160,510 or 22.39%, as compared to the nine months ended September 30, 2020. The decrease was primarily the result of a decrease in business operations from the Edison Nation Medical division.

Cost of Revenues

For the nine months ended September 30, 2021, cost of revenues decreased by $1,967,479 or 28.62%, as compared to the nine months ended September 30, 2020. The decrease was primarily attributable to the decrease in total consolidated revenues.

Gross Profit

For the nine months ended September 30, 2021, gross profit decreased by $193,031, or 6.95%, as compared to the nine months ended September 30, 2020. The decrease was primarily a result of lower margin revenues in 2021.

Operating Expenses

Selling, general and administrative expenses were $43,471,951 and $8,185,477 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $35,286,474, or 431.09%. The increase was primarily the result of an increase in stock-based compensation of $14,051,747, professional fees of $7,195,038, depreciation and amortization of $4,092,658 and payroll and related benefits of $1,200,169 and consulting and management fees of $5,022,071.

Rental Income

Rental income was $71,543 and $77,111 for the nine months ended September 30, 2021 and 2020, respectively.

Interest expense

Interest expense was $42,422,726 for the nine months ended September 30, 2021 versus $2,575,737 in the previous nine months ended September 30, 2020. The increase in interest expense was related to the private placements completed in 2021 of $142,000,000 which included debt issuance costs related to original issue discount, the issuance of warrants and beneficial conversion features that were amortized and included as part of interest expense.

Loss on issuance of warrants and change in fair value of warrants

Loss on issuance of warrants was $415,803,862 and $0 for the nine months ended September 30, 2021 and 2020, respectively. The issuance of warrants was related to the issuance of warrants in connection with the private placements completed in the first nine months of 2021. Change in fair value of warrants was a loss of $287,891,003 and $0 for the nine months ended September 30, 2021 and 2020, respectively. The change in fair value of warrants was related to a reduction in the warrant liability due to a change in the underlying assumptions of the Monte-Carlo simulation model, mostly related to a increase in the Company’s share price.

Income tax expense

Income tax expense was $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

For the three and nine months ended September 30, 2021 and 2020, EBITDA and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$(546,195,143)	$(2,579,977)	$(787,324,086)	$(7,908,524)
Net income (loss) from discontinued operations	(153,320)	(291,506)	(5,112,100)	4,704,394
Interest expense, net	27,012,312	1,004,624	42,422,726	2,575,735
Income tax expense	-	-	-	-
Depreciation and amortization	3,940,473	326,437	5,022,096	938,843
EBITDA	(515,395,678)	(1,540,422)	(744,991,364)	310,448
Stock-based compensation	6,813,000	1,176,595	16,816,769	2,765,022
Loss on issuance of warrant liability	206,948,147	-	415,803,862	-
Change in fair value of warrant liability	287,117,556	-	287,891,003	-
Restructuring and severance costs	-	168,074	-	599,219
Transaction and acquisition costs	4,936,933	-	6,365,258	82,736
Other non-recurring costs	-	13,109	-	53,969
Loss (gain) on divestiture	-	-	4,130,580	(4,911,760)
Adjusted EBITDA (1)	$(9,580,042)	$(182,644)	$(13,983,892)	$(1,100,366)

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

Liquidity and Capital Resources

For the nine months ended September 30, 2021, our operations lost approximately $42,214,710, of which approximately $21,416,921 was non-cash and approximately $6,528,000 was related to transaction costs and other non-recurring items.

At September 30, 2021, we had total current assets of approximately $174,916,076 and current liabilities of approximately $37,427,946 resulting in working capital of approximately $137,488,130, of which $28,481,485 was convertible notes payable. At September 30, 2021, we had total assets of $336,914,684 and total liabilities of $508,913,890, of which 468,612,700 was related to the warrant liabilities, resulting in stockholders’ deficit of $171,999,206.

We received proceeds of $45,959,160 from sales of our securities subsequent to September 30, 2021.

Our principal sources of capital are our cash and cash equivalents, and cash generated from sale of our securities. Our principal uses of capital are operating expenses, including amounts required to fund working capital and capital expenditures, acquisition costs and capital contributions to our subsidiaries and consolidated variable interest entities. We currently anticipate that our available funds and cash flow from financing activities will be sufficient to meet our operational cash needs and fund our planned acquisitions and investments for the foreseeable future.

Cash Flows

During the nine months ended September 30, 2021 and 2020, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $21,796,639 which included net loss from continuing operations of $787,324,086 that included $1,622,027 of cash used by changes in operating assets and liabilities, stock-based compensation of $16,829,359, loss on issuance of warrants of $415,803,862, change in fair value of warrant liability of $287,891,003, depreciation and amortization of $5,013,543, amortization of financing costs of $42,324,603, loss on disposal of $4,130,580, gain on debt extinguishment of $852,352 and amortization of right of use assets of $80,333. Net cash used in operating activities for the nine months ended September 30, 2020 was $3,311,310, which included a net loss from continuing operations of $7,908,524 and net income from discontinued operations of $4,704,394. The net loss included $1,140,875 of cash used by changes in operating assets and liabilities and a gain on disposal of $4,911,760 which was offset by stock-based compensation of $2,765,022 and amortization of debt issuance costs of $2,015,422.

Cash Flows from Investing Activities

Net cash used in investing activities was $108,662,799 and $193,249 for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities was largely attributable to the Company’s joint venture, ZVV Media Partners, LLC, acquiring an 80.0% interest in Lomotif Private Limited of $90,761,200 and funding of loans receivable $18,150,000 offset by the receipt of funds of $2,529,565 related to the sale of the assets of CBAV 1, LLC.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $280,147,361 which related to borrowings under convertible notes of $122,000,000 and proceeds from the exercise of warrants of $167,961,099. Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $3,476,624 which related mostly to borrowings under convertible notes payable and borrowings under notes payable.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have not completed an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

As of December 31, 2020, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. There have not been any changes to internal controls during the three months ended September 30, 2021. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Lomotif-related Risk Factors

We may face difficulty in integrating the operations of the business or assets we have acquired and may acquire in the future, and there is no guarantee that we may realize the expected benefits from our acquisitions and investments, including our investments in ZVV, our joint venture with ZASH which owns an 80% interest in Lomotif, and other businesses we intend to acquire or invest in, such as AdRizer and ZASH, to complement Lomotif’s business and to further our plan to disrupt the media and entertainment industry.

Acquisitions have been and may continue to be an important component of our growth strategy as we transition to be focused on the development of digital media and content technologies; however, we will need to integrate these acquired businesses and assets successfully in order for our growth strategy to succeed and for us to become profitable. In July 2021, ZVV, a joint venture of Vinco Ventures and ZASH, completed the acquisition of 80% of Lomotif, which we believe was a key step taken to achieve our plan to build a media and entertainment company worldwide with users around the world that allows us to leverage our content globally. Through ZVV, we and ZASH currently intend to complete an acquisition of AdRizer, a full-service tracking platform for advertisers seeking ROI optimization and digital analytics, which we believe can complement Lomotif’s business and help to monetize Lomotif’s platform. We also plan to complete a business combination with ZASH, which we believe will enable us to offer a variety of media and entertainment formats through Lomotif and other distribution channels. In reviewing potential acquisitions or investments, we target brands, assets or companies that we believe offer attractive products, technologies or offerings, the ability for us to leverage our offerings, opportunities to drive our brands, competencies, or other synergies. However, there is no guarantee that our acquisitions and investments, including our investments in ZVV and Lomotif, will be successful or beneficial as we expected, and such acquisitions and investments can consume significant amounts of management attention and other resources. Loss in our investments or failure to integrate our acquired businesses in a cost-efficient and effective manner may negatively impact our business, financial condition, operating results, and stock price.

To integrate Lomotif and other businesses we acquire or invest in in the media and digital entertainment industry (collectively, the “acquired businesses”), we will need to implement, and the management teams of the acquired businesses will need to adopt, our policies, procedures and best practices, and cooperate with each other in aspects of their operations. We may face difficulty with the integration of the acquired businesses, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Our acquired businesses may not be profitable and not have sophisticated financial reporting systems in place, and we are relying on their adoption of our best practices to operate their businesses more efficiently to achieve and maintain profitability. However, we may fail in implementing our policies and procedures, or the policies and procedures may not be effective or provide the results we anticipate for a particular business. Further, we will be relying on these policies and procedures in preparing our financial and other reports as a public company, so any failure of acquired businesses to properly adopt these policies and procedures could impair our public reporting. Management of the acquired businesses may not have the operational or business expertise that we require to successfully implement our policies, procedures and best practices.

In addition, our growth strategy also includes the development of digital properties that we intend to integrate with Lomotif. This will require, among other things, the integration of the individual websites, platforms and databases of Lomotif with each other business that we develop or acquire. This will be a complex undertaking that may prove more difficult, expensive and time consuming than we expect. Even if we are able to achieve this integration, it may not achieve the benefits we anticipate. If we fail to do this properly and in a timely manner, it could harm our revenue and relationship with our users.

If we fail to successfully integrate Lomotif into our internal control over financial reporting, the integrity of our financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, Lomotif was not subject to the requirements of the Exchange Act, with respect to internal control over financial reporting. The integration of Lomotif into our internal control over financial reporting may require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and stock price.

As of September 30, 2021, Lomotif had not generated any significant revenues and is likely to continue to experience significant net losses for the foreseeable future. Lomotif has a limited operating history upon which investors can evaluate its future prospects.

As of September 30, 2021, Lomotif had not generated any significant revenues and had experienced significant net losses since inception and, given the significant operating and capital expenditures associated with its business plans, we anticipate it will continue to incur net losses and significant negative cash flows for the foreseeable future. If Lomotif ever does achieve profitability, of which no assurances can be given, Lomotif may be unable to sustain or increase such profitability. To achieve and sustain profitability, Lomotif will need to accomplish numerous objectives, including attracting and substantially increasing the number of users, content creators, influencers, and paying advertisers on its platform, securing tipping point scale of user adoption, developing sources of revenue and economies of scale. There is a significant risk that Lomotif will be unable to achieve these objectives, which would damage its business and could lead to the loss of our investment in Lomotif.

Lomotif does not have a history of significant revenue generation upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of Lomotif must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a new business in a market in which there are larger and more established competitors. The risks include, but are not limited to, our ability to: develop new sources of revenue using the Lomotif platform; monetize the Lomotif platform; attract new users and retain users; encourage purchases by advertisers; continue developing innovative products, services and technologies in response to user demand; increase brand awareness through marketing and promotional activities; react to changes in user access to and use of the internet; expand into new market segments; integrate new devices, platforms and operating systems; take advantage of any growth in the relevant markets; compete successfully for users, influencers, advertisers, publishers, and business partners with other video-sharing and streaming platforms; and protect Lomotif’s intellectual property and ensure compliance with applicable laws and regulations including those relating to data privacy. There are no assurances that Lomotif can successfully address these challenges and achieve its growth goals in a cost-effective manner.

It is difficult to accurately forecast future revenues of Lomotif as it is still developing its mobile user marketing, revenue generating services and business models. The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. If Lomotif’s forecasts prove incorrect, our business, operating results, financial condition, and stock price may be materially and adversely affected. Any significant reduction in planned or actual revenues may immediately and adversely affect our business, financial condition, operating results, and stock price.

To continue to support the business objectives of Lomotif, Lomotif has an ongoing need for additional funding. As of September 30, 2021, we have provided ZVV with $141,385,000 in funding in the form of capital contributions, of which $109,765,000 was related to the purchase consideration, $2,000,000 has been used to fund Lomotif and $10,000,000 has been used to make loans to ZASH pending completion of our expected business combination with ZASH. The source of such funding has been the sale of our convertible notes and warrants in numerous financing transactions. We expect to continue funding ZVV and Lomotif with the proceeds of the financing transactions that we have already completed, and may in the future need to complete additional financing transactions for the purpose of funding ZVV, Lomotif and ZASH. Such financing transactions have been and may in the future be dilutive to our stockholders.

Lomotif has incurred losses since its inception and has a present need for additional funding from us or ZVV. For the foreseeable future, we expect to fund ZVV for the purpose of funding Lomotif, until Lomotif’s revenues generated from advertising, streaming and other sources, if any, are sufficient to sustain Lomotif’s operations. We may continue to fund ZVV for the purpose of making loans to ZASH, or we may make additional loans to ZASH directly, until completion of our anticipated business combination with ZASH. A great portion of our prior funding to Lomotif and ZASH has been spent for developing and acquiring a variety of content for Lomotif, Lomo TV and Lomo Records, and we expect an ongoing need for funding to support this operational objective to retain and increase Lomotif’s user base. The financing transactions that we have completed to date, involving the sale of our convertible notes and warrants, have been dilutive to our stockholders, and any future equity financing transactions that we may need to complete in order to raise additional funding to fund our growth objectives with respect to Lomotif and ZASH, will be dilutive to our stockholders. In addition, to support Lomotif’s effort to monetize its platform and achieve profitability, we may decide to acquire or invest in other businesses, technologies, and assets, such as AdRizer, which we believe can complement Lomotif’s current business activities, both financially and strategically. We may need additional equity financing for such acquisitions or investments, or we may issue our securities as consideration for such acquisitions, each of which would further dilute our stockholders and may adversely affect our stock price. There are no assurances that we will be able to raise any additional needed capital on terms acceptable to us. If we are unable to obtain sufficient amounts of additional capital to fund our growth objectives with respect to Lomotif and ZASH and any future acquisitions, we may be required to reduce the scope of our planned growth or otherwise alter our business objectives and operations, which could harm our business, financial condition, operating results, and stock price.

Lomotif’s business is highly competitive, and the industry is characterized by constant change. In order to compete Lomotif may need to rapidly evolve its business model and continuously innovate its technologies or to design features that meet the expectations of its users to retain and grow the number of users, advertisers and business partners on the platform.

Social platforms are characterized by constant change, including rapid technological evolution, continual shifts in customer demands and preferences, frequent introductions of new products and services and the constant emergence of new industry standards and practices. In addition, short videos and streaming, each as a content format, may be replaced by new content formats. Lomotif’s success will depend, in part, on its ability to respond to these changes in a cost-effective and timely manner; failure to do so may cause Lomotif’s user base to shrink and user engagement to decline, thereby materially and adversely affecting its results of operations. Lomotif began operations in 2015 and has continuously changed and upgraded the technology and features on which its platform relies. Lomotif recently launched Lomo TV and Lomo Records with ZASH to introduce new content and services to its platform, engage new segments of users, and develop potential new revenue sources.

Lomotif faces significant competition in the market of social platforms including companies operating worldwide established video-sharing social platforms such as TikTok, Kuaishou, Snapchat and Instagram. Some of its current and potential competitors have significantly greater resources and better competitive positions in certain markets than it does. These factors may allow its competitors to respond more effectively than Lomotif to new or emerging technologies and changes in market requirements. Lomotif’s competitors may develop products, features, or services that are similar to its or that can achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In launching and increasing various streaming services, such as Lomo TV and Lomo Records, Lomotif also faces competition from traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers which are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from licensors and influencers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. As a result, Lomotif’s competitors may acquire and engage users at the expense of the growth or engagement of Lomotif’s user base, which may negatively affect its business and financial results.

We believe that Lomotif’s ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the usefulness, ease of use, performance, and reliability of Lomotif’s products and services compared to its competitors;
●	the size and composition of Lomotif’s user base;
●	the ability to establish and maintain influencers, publishers and other content creators’ interest in contributing to the content of the Lomotif platform;
●	the engagement of Lomotif’s users with its products and services;
●	the timing and market acceptance of Lomotif’s products and services, including developments and enhancements to its or its competitors’ products and services;
●	the ability to monetize Lomotif’s products and services, including to successfully monetize mobile usage;
●	the frequency, size, and relative prominence of the ads and other commercial content displayed by Lomotif or its competitors;
●	customer service and support efforts;
●	marketing and selling efforts;
●	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on Lomotif;
●	acquisitions or consolidation within Lomotif’s industry, which may result in more formidable competitors;
●	the ability to attract, retain, and motivate talented employees, particularly software engineers;
●	the ability to cost-effectively manage and grow Lomotif’s operations; and
●	Lomotif’s reputation and brand strength relative to its competitors.

If Lomotif is not able to effectively compete, its user base and level of user engagement may decrease, which could make it less attractive to influencers, publishers, advertisers, and business partners, and materially and adversely affect its business, revenue prospects and results of operations.

If Lomotif fails to retain its existing users, keeps them engaged or acquire new users in a cost-efficient manner, its business, financial condition, results of operations and prospects may be materially and adversely affected. A majority of Lomotif’s current user base is not in the United States and it may not be able to gain a significant number of users in the United States as quickly or as cost effectively as it experienced with other jurisdictions, and will likely need to change or enhance its technology platform to accommodate a user base in the United States at scale.

The size of user base and the level of user engagement are critical to Lomotif’s success. Its expected monetization methods, including advertising, paid features, non-fungible tokens or functions, live streaming, e-commerce and online games, depend on its ability to significantly increase the size of its user base and user engagement. A majority of Lomotif’s current user base is not in the United States. While Lomotif is prioritizing the United States as a region to grow its user base, it may not be able to gain a significant number of users in the United States as quickly or cost effectively as it experienced with other jurisdictions and will likely need to change or enhance its technology platform to accommodate a user base in the United States at scale. If Lomotif fails to grow its user base in the United States or generally, either due to its failure to retain existing users or attract new users, or its users becoming less active, there may be less frequent access of users to its platform, less user engagement with any ads displayed on the platform, and less user spend with paid products or services offered by the platform. This could drive influencers and other content creators away from the Lomotif platform, discourage advertisers from purchasing advertisements on the platform, dissuade merchants from promoting products on the platform, and dissuade publishers and game developers from distributing their tv shows, music records, and games through the platform. As a result, Lomotif may not be able to generate the level of revenues expected, or suffer from decline in revenues. Lomotif may need to conduct more marketing and branding activities and incur additional selling and marketing expenses to retain existing users and attract new users, influencers, advertisers, merchants, game developers and publishers, which may reduce its profitability.

Growing Lomotif’s user base and maintaining a high level of user engagement require it to adequately and timely respond to changes in user preferences, attract and retain popular influencers and offer new features and contents. A number of factors could negatively affect user retention, growth and engagement, including if:

●	Lomotif fails to maintain its user base, the breadth and diversity of its contents and develop and introduce features, functions and applications that keep its users interested and engaged on its platform;
●	Lomotif fails to successfully balance its efforts to provide a compelling user experience with the decisions with respect to the frequency, prominence, and size of ads and other commercial content that it displays;
●	technical or other problems prevent Lomotif from delivering its services in a timely and reliable manner or otherwise adversely affect user experience;
●	Lomotif fails to address changes in user sentiment about the quality or usefulness of the features, functions and applications offered on its platform and user concerns related to data privacy and safety, cyber security and other factors;
●	Lomotif is unable to combat spam or inappropriate or abusive use of its platform, which may lead to negative publicity;
●	Lomotif suffers from negative publicity, fails to maintain its brand image, or its reputation is damaged;
●	there are adverse changes in Lomotif’s offerings that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
●	users increasingly engage with competing platforms.

If Lomotif’s users, influencers, publishers and other content creators and licensors do not continue to contribute content or their contributions are not perceived as valuable to other users, Lomotif may experience a decline in user growth, retention, and engagement, which could result in the loss of advertisers and revenue.

Lomotif’s success depends on its ability to provide Lomotif users with engaging content, whether through its platform or the associated Lomo TV and Lomo Records, which in part depends on the content contributed by its users, influencers, publishers and other content creators and licensors. If its existing and target content contributors, including influencers, celebrities, artists, athletes, journalists, sports teams, media outlets and brands, publishers, and other users, are not interested in contributing, or do not continue to contribute engaging content to Lomotif, user growth, retention, and engagement may decline. That, in turn, may impair Lomotif’s ability to maintain good relationships with its advertisers and business partners or attract new advertisers and business partners, which may seriously harm its business.

Lomotif faces risks related to third-parties on which it relies and with whom it does business. Changes to third-party operating systems, networks, mobile devices, third-party standards, mobile application distribution channels, targeting and measurement tools or third-party terms of service may negatively affect Lomotif’s business. In addition, Lomotif may fail to partner with third-party platforms that integrate with its platform or other products which could harm its business.

Lomotif’s current and expected operations are dependent on:

●	Electronics manufacturers and their technical standards requirements for their devices,
●	Whether electronics manufacturers make Lomotif available on their platforms,
●	Whether speech-based searches and functions will find or work with the Lomotif platform,
●	Whether manufactures, search engine algorithms and app stores may show users Lomotif’s platform,
●	Compatibility with third-party operating systems to support Lomotif’s platform and all its features,
●	The availability of complex networks and the dependability of mobile devices to connect to networks,

●	Targeting and measuring tools to collect user data so that Lomotif can drive advertisement revenues,
●	Third-party terms of service being reasonable or else terms with which Lomotif is able to comply,
●	Third-parties maintaining their standards of service and complying with rules and regulations,
●	Influencers and other content contributors,
●	Advertising agencies and advertisers,
●	Third-party platforms and websites integrating certain tools and functions,
●	Third-parties partnering with Lomotif to drive users to its platform or otherwise working with Lomotif to create an integrated user experience between platforms, and
●	Third-party online payment providers and processors.

Lomotif relies on third parties to supply these services and provide revenue sources. It is important that Lomotif’s platform and related products and services work well across a range of mobile operating systems, complex networks and mobile devices that Lomotif does not control. The networks maintained and services provided by such third parties are vulnerable to damage or interruption, which could impact Lomotif’s results of operations. Any disruption or cancelation of service or partnership by Lomotif or by a third-party with Lomotif could affect user experience, drive users away and discourage advertisers and partners from working with Lomotif.

Furthermore, Lomotif expects to continue to devote significant resources to creating and supporting products and services across multiple platforms and devices. Lomotif may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. Failing to attract and retain a substantial number of new device manufacturers, suppliers, distributors, developers and users, or failing to develop products and technologies that work well on new devices and platforms, could harm Lomotif’s business, financial condition, and operating results and ability to capture future business opportunities.

In addition, the conduct of third parties which provide infrastructure, services, content and collaboration opportunities to Lomotif may affect Lomotif’s business. We cannot be certain whether any such third party has or will infringe any other person’s legal rights or violate any regulatory requirements. While Lomotif is on watch for irregularities or non-compliance in the business practices of any parties with whom Lomotif pursues existing or future cooperation, we cannot assure you that any of these irregularities will be corrected in a prompt and proper manner or that they will not expose us or Lomotif to liability or reputational harm.

The long-term and largely fixed cost nature of certain contractual relationships and commitments Lomotif has or may need to enter into may limit Lomotif’s operating flexibility and could adversely affect its liquidity or results of operations.

In connection with licensing streaming content, Lomotif has and may need to enter into multi-year commitments with content providers. In addition, Lomotif has and may need to multi-year commitments for content that it produces, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are typically not tied to member usage or the size of Lomotif’s user base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed or theatrical exhibition receipts.

Given the multiple-year duration and largely fixed cost nature of certain content commitments, if user acquisition and retention do not meet expectations, margins may be adversely impacted. Payment terms for certain content commitments, such as content Lomo TV or Lomo Records directly produces or will produce, may typically require more up-front cash payments than other content licenses or arrangements whereby Lomotif does not cashflow the production of such content. To the extent revenue growth does not meet expectations, Lomotif’s liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of certain content commitments may limit flexibility in planning for, or reacting to changes in Lomotif’s business and the market segments in which Lomotif operates. If Lomo TV or Lomo Records licenses or produces content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, the acquisition and retention of users may be adversely impacted and, given the long-term and fixed cost nature of certain of Lomotif’s content commitments, it may not be able to adjust its content offering quickly and its results of operation may be adversely impacted.

Lomotif relies on a combination of patent, trademark, trade secret, copyright, domain names, proprietary technologies and other intellectual property rights to protect its intellectual property. Lomotif’s patents may expire and may not be extended, Lomotif’s patent applications or patent rights may be contested, circumvented, invalidated, limited in scope or Lomotif may be subject to other forms of intellectual property infringement cases that result in liability and prevent Lomotif from continuing to use the intellectual property on which it currently relies. In particular, Lomotif may not be able to prevent others from developing and deploying competing technologies, which could have a material and adverse effect on its business, financial condition, results of operations and prospects.

Lomotif relies on patented technology for mixing and editing videos. Lomotif may not be able to prevent others from developing or exploiting competing technologies, which could have a material and adverse effect on its business operations, financial condition and results of operations. Lomotif’s patents registered in the United States are generally subject to finite and non-extendable terms. Currently, Lomotif also has patent applications pending in the United States and has filed a PCT application, but we cannot assure you that Lomotif will be granted patents pursuant to pending applications. Even if Lomotif’s patent applications succeed and Lomotif is issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented or invalidated in the future.

The rights granted under any issued patents may not provide Lomotif with proprietary protection or competitive advantages. Further, the claims under any patents that issue from patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to Lomotif’s technology. It is also possible that the intellectual property rights of others will bar Lomotif from licensing or from exploiting any patents that issue from Lomotif’s pending applications. Numerous U.S. and patents issued in other regions and pending patent applications owned by others exist in the fields in which Lomotif has developed and is developing technology. These patents and patent applications might have priority over Lomotif’s patent applications and could subject its patent applications to invalidation or subject it to patent infringement lawsuits in its current and in any future jurisdictions into which Lomotif expands.

Finally, litigation may be necessary in the future to enforce Lomotif’s intellectual property rights and to protect its trade secrets or defend against claims of infringement by Lomotif. Such litigation could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of Lomotif’s available intellectual property or result in payment of substantial damages, penalties and fines or to the removal of relevant content from Lomotif’s website. It may also result in Lomotif’s need to seek license arrangements which may not be available on commercially reasonable terms. Further, efforts to enforce intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of Lomotif’s intellectual property rights, and if such defenses, counterclaims or countersuits are successful, Lomotif could lose valuable intellectual property rights. Lomotif’s inability to protect proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of management’s attention and resources, could delay further sales or the implementation of the Lomotif platform, impair the functionality of the platform, delay introductions of platform’s features, result in Lomotif substituting inferior or more costly technologies into platforms or damage Lomotif’s reputation.

Lomotif relies on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect its intellectual property and ensure strong branding with users, but trademarks registered, internet search engine keywords purchased and domain names which are already registered by third parties that are similar to Lomotif’s trademarks, brands or websites or third-party misappropriation of Lomotif’s data and copying of Lomotif’s platform could cause confusion for users, divert users from Lomotif’s products and services or harm Lomotif’s reputation and brand image.

Competitors and other third parties may register trademarks or purchase internet search engine keywords or domain names that are similar to Lomotif’s in order to divert potential users from its platform to theirs. Preventing such unauthorized use is inherently difficult. If Lomotif is unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential online customers away from Lomotif’s platform to competing, irrelevant or potentially offensive platforms, which could harm Lomotif’s reputation and cause Lomotif to lose revenues.

Third parties may misappropriate Lomotif’s data through scraping its platform or by other means and may aggregate the data on their own platforms. In addition, “copycat” or piracy-based platforms or apps may misappropriate data on Lomotif’s platform and attempt to imitate Lomotif’s brand or the functionality of Lomotif’s platform. Copied and pirated content may prove to be competitive with Lomotif’s content. If Lomotif becomes aware of such platforms, it may employ technological and legal measures in an attempt to halt their operations if these efforts are commercially reasonable.

Lomotif may not be able to detect all such actions in a timely manner and, even if Lomotif could, technological and legal measures when employed may be insufficient to stop their operations. In those cases, Lomotif’s available remedies may not be adequate to protect against such platforms. Regardless of whether Lomotif can successfully enforce Lomotif’s rights against these platforms, any measures that Lomotif may take could require significant financial or other resources from Lomotif or from us. Those platforms may also lure away some of Lomotif’s users or advertisers or reduce its market share, causing material and adverse effects to Lomotif’s business, financial condition, results of operations and prospects.

Any material disruption or breach of Lomotif’s information technology systems or those of third-party partners could materially damage user and business partner relationships, and could subject Lomotif to significant reputational, financial, legal and operational consequences.

Computer hackers, governments or cyber terrorists may attempt to penetrate Lomotif’s network security and Lomotif’s website. Unauthorized access to Lomotif’s proprietary business information or user data may be obtained through break-ins, sabotage, breach of Lomotif’s secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of Lomotif’s third-party providers or other misconduct. Despite the implementation of security measures, the servers of Lomotif’s computing providers and other systems, and other third parties on which Lomotif relies, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, the techniques used by computer programmers who may attempt to penetrate and sabotage Lomotif’s network security or website change frequently and may not be recognized until launched against a target, Lomotif may be unable to anticipate these techniques.

Any material disruption or slowdown of Lomotif’s systems or those of third parties on which Lomotif depends on, including a disruption or slowdown caused by Lomotif’s failure to successfully manage significant increases in user volume or successfully upgrade applicable systems, system failures, viruses, security breaches, or other causes, could harm Lomotif’s brand and reputation, and adversely affect its revenue prospectus or cause revenues to decline. To the extent that any disruption or security breach was to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, Lomotif could incur liability or reputational damage and the further development of products and services could be delayed. In addition, if changes in technology cause Lomotif’s information systems, or those of third parties on which Lomotif depends, to become obsolete, or if such information systems are inadequate to handle Lomotif’s growth, Lomotif could lose users and its business and operating results could be adversely affected.

Lomotif’s products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in Lomotif’s systems, could adversely affect its business.

Lomotif’s products, services and internal systems rely on software and hardware, including software and hardware developed or maintained internally or by third parties, that is highly technical and complex. In addition, Lomotif’s products and internal systems depend on the ability of such software and hardware to store, retrieve, process and manage large amounts of data. The software and hardware on which Lomotif relies has contained, and may in the future contain, errors, bugs or vulnerabilities, and Lomotif’s systems are subject to certain technical limitations that may compromise Lomotif’s ability to meet its objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use.

Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which Lomotif relies have in the past led to, and may in the future lead to, outcomes including a negative experience for users and advertisers who use Lomotif’s products and services, compromised ability of its products and services to perform in a manner consistent with Lomotif’s terms, contracts or policies, delayed product or service introductions or enhancements, targeting, measurement or billing errors, compromised ability to protect the data of Lomotif’s users or its intellectual property or other data, or reductions in its ability to provide some or all of its services. For example, Lomotif makes commitments to its users as to how their data will be used within and across Lomotif’s products, and its systems are subject to errors, bugs and technical limitations that may prevent it from fulfilling these commitments reliably. In addition, any errors, bugs, vulnerabilities or defects in Lomotif’s systems or the software and hardware on which Lomotif relies, failures to properly address or mitigate the technical limitations in Lomotif’s systems, or associated degradations or interruptions of service or failures to fulfill its commitments to its users, have in the past led to, and may in the future lead to, outcomes including damage to Lomotif’s reputation, loss of users, loss of advertisers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect its business and financial results.

Lomotif’s focus on user experience and acting for the long-term may conflict with the short-term operating results of its business, and also negatively impact Lomotif’s relationships with advertisers or other third parties.

Lomotif strives to focus on user experience and satisfaction, which Lomotif believes is essential to its success and serves the best, long-term interests of the business. Therefore, Lomotif has made, and may make in the future, significant investments or changes in strategy that it thinks will benefit its users, even if the decision negatively impacts its operating results in the short term. In addition, this focus on the user experience may also negatively impact relationships with advertisers or other third parties and may not result in the long-term benefits that Lomotif expects, in which case the success of its business and operating results could be harmed.

Spammers and malicious applications may affect user experience, which could reduce Lomotif’s ability to attract users and advertisers and materially and adversely affect its business, financial condition and results of operations.

Spammers may use Lomotif’s platforms to send targeted and untargeted spam messages to users, which may affect user experience. As a result, Lomotif’s users may use Lomotif’s products and services less or stop using them altogether. In spamming activities, spammers typically create multiple user accounts for the purpose of sending spam messages. Although Lomotif attempts to identify and delete accounts created for spamming purposes, it may not be able to effectively eliminate all spam messages from Lomotif’s platforms in a timely fashion. Any spamming activities could have a material and adverse effect on its business, financial condition and results of operations.

User misconduct and inappropriate content may adversely impact Lomotif’s brand image, business and results of operations, and Lomotif may be held liable for information or content displayed on, retrieved from or linked to its platform or website or distributed to its users. Social media platforms have received increased scrutiny from stakeholders in recent years. Lomotif may experience negative publicity involving Lomotif, its users, its content, its platform, its management, its business model or its industry in general.

Lomotif’s short video and streaming platform enables users to present and exchange information, interact with others and engage in various other online activities, many of which are conducted in real time. As it is difficult to control user behavior in real time, Lomotif’s platform may be misused by individuals or groups of individuals who engaged in, among other things, immoral, inappropriate, disrespectful, fraudulent or illegal activities. While Lomotif has developed its own technologies and is using technologies licensed from others as well as other measures to detect inappropriate content and activities, Lomotif cannot guarantee that it will be able to fully prevent inappropriate content from being posted on its platform or inappropriate activities from being carried out on Lomotif’s platform.

Moreover, as Lomotif has no control over the offline behavior of Lomotif’s users, to the extent that such behavior is associated with Lomotif’s platform, its ability to protect its brand image and reputation may be limited. Lomotif’s business and the public perception of its brand may be materially and adversely affected by misconduct conducted on or linked to Lomotif’s platform. It is possible that Lomotif’s users may engage in conversations or activities on its platform that may be deemed illegal under the laws and regulations of certain countries within which Lomotif operates.

If any of Lomotif’s users suffers or alleges to have suffered physical, financial or emotional harm arising from any contact initiated on Lomotif’s platform, Lomotif may face civil lawsuits or other proceedings initiated by the affected user, or governmental or regulatory actions. Defending such actions could be costly and involve significant time and attention of Lomotif’s management and other resources, which could materially and adversely affect its business, financial condition, results of operations and prospects. There can be no assurance that Lomotif can detect all illegal or inappropriate content displayed on, retrieved from or linked to its platform or website. If Lomotif is held liable for any of the aforementioned incidents in the future, its business, financial condition and results of operations may be materially and adversely affected.

Negative publicity involving Lomotif, its users, content, platform, management, business model or industry in general may materially and adversely harm Lomotif’s brand and, as a result, its business. We cannot assure you that Lomotif will be able to effectively manage negative publicity. We cannot guarantee that there will not be negative news in relation to Lomotif as well as its users and content on its platform. The dissemination of such news to the public may have an adverse effect on Lomotif’s reputation or brand image. Lomotif may have to incur significant expenses in order to remedy the effects of these negative reports, which may materially and adversely affect its results of operations.

If Lomotif is unable to attract, train and retain qualified personnel or if the efforts of Lomotif’s management and other key personnel do not continue as expected, its business may be materially and adversely affected.

Lomotif’s success depends largely upon the continued services of its key executives including its founder and Chief Executive Officer, Paul Yang. Lomotif’s future success also depends, to a significant extent, on its ability to attract, train and retain qualified personnel, particularly management, technical and marketing personnel with expertise in the internet industry; inability to do so may materially and adversely affect its business. Since the internet industry is characterized by high demand and intense competition for talent, we cannot assure you that Lomotif will be able to attract or retain qualified staff or other highly skilled employees. As Lomotif is relatively young, its ability to train and integrate new employees into its operations may not meet the growing demands of its business which may materially and adversely affect Lomotif’s ability to grow its business, which may affect its results of operations.

If Lomotif’s goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Goodwill is a significant asset on Lomotif’s balance sheet. Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2021, we had recorded a total of $120,320,054 of goodwill and intangible assets, net related to our acquisition of Lomotif. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets.

Lomotif’s business is subject to a variety of laws, regulations, rules, policies and other obligations, which most notably include those related to data privacy and protection. Any violation of the law or regulations governing Lomotif’s operations, including those related to losses or unauthorized access to or releases of confidential information or personal data could subject Lomotif to significant reputational, financial, legal and operational consequences.

Lomotif’s business requires it to collect, use, store and otherwise process confidential information, including, among other things, personally identifiable information, or PII, with respect to users and employees. Lomotif is subject to laws, and regulations, and additional laws and regulations as Lomotif’s global expansion evolves, relating to the collection, use, retention, security, transfer or otherwise processing of PII. In many cases, these laws and regulations not only apply to third-party transactions, but also may restrict transfers of PII from Lomotif to us or from us or Lomotif to our subsidiaries. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional and possibly more stringent restrictions. These laws continue to develop and may vary from jurisdiction to jurisdiction.

Complying with emerging and changing international requirements may cause Lomotif to incur substantial costs or require Lomotif to change its business practices. Non-compliance could result in significant penalties or legal liability as well as reputational harm. Data protection, privacy, and other laws and regulations, including those in Europe and the U.S., may impose varying obligations. Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws are often uncertain. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with Lomotif’s data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines and reputational harm, result in an order requiring Lomotif to change it data practices, which could have an adverse effect on its business and results of operations. Complying with these various laws could cause Lomotif to incur substantial costs or require Lomotif to change its business practices in a manner adverse to the business.

Although Lomotif’s operations in Europe are currently limited, recent legal developments have created compliance uncertainty regarding the processing of personal data that might nonetheless affect it. The General Data Protection Regulation, or GDPR, which came into application in the European Union, or EU, on May 25, 2018, applies to all of Lomotif’s activities conducted from an establishment in the EU or related to any products and services that Lomotif offers to EU users. The GDPR creates significant new requirements regarding the protection of personal data and significantly increases the financial penalties for noncompliance. Lomotif may be considered in violation of the GDPR and thus be required to adopt additional measures in the future. If Lomotif fails to comply with the requirements stipulated by the GDPR in a timely manner, or at all, Lomotif may be subject to significant penalties and fines, which may in turn adversely affect its business, reputation, financial condition and operating results. In addition to the new requirements imposed by the GDPR, the privacy requirements and expectations created in the EU by the GDPR are stricter than certain other regions. These requirements include rules restricting the flow of data across borders. These restrictions may cause companies to localize data and may otherwise impact the use of Lomotif’s services.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Lomotif’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase Lomotif’s potential liability and adversely affect its business.

Lomotif faces risks and uncertainties arising from laws, regulations, rules and the political and economic climate in the jurisdictions across the globe within which it does business, including, without limitation, the U.S., Brazil, India, Russia and Singapore.

Failure to comply with such applicable laws, regulations and rules may subject Lomotif’s global operations to strict scrutiny by local authorities, which in turn may materially and adversely affect Lomotif’s globalized operations. As Lomotif expands operations in additional emerging markets and regions, Lomotif may have to adapt its business models or operations to the local markets due to various legal requirements and market conditions. Lomotif’s international operations and expansion efforts may result in increased costs and are subject to various risks, including difficulties in obtaining licenses, permits or other applicable governmental authorizations, content control from local authorities, uncertain enforcement of intellectual property rights, potential claims of intellectual property infringement, the complexity of compliance with laws and regulations and cultural differences.

Compliance with applicable laws, regulations and rules related to matters that are central to Lomotif’s business, including those related to streaming services, content restrictions, data privacy, virtual items, anti-corruption laws, anti-money laundering and the protection of minors, increase the costs and risk exposure of doing business in multiple jurisdictions across the globe. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. As Lomotif’s globalized operations evolve, we cannot assure you that Lomotif will be able to fully comply with the legal requirements of each jurisdiction and successfully adapt its business models to local market conditions. Due to the complexity involved in Lomotif’s global business expansion, we cannot assure you that Lomotif is in compliance with all local laws or regulations, including license requirements, or that Lomotif’s licenses will be successfully renewed or expanded to cover all of its areas of operations.

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

On January 11, 2021, the Company issued 100,000 shares of common stock valued at $150,000 to a consultant for services rendered on behalf of the Company.

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

On January 22, 2021, the Company issued 50,000 shares of common stock valued at $75,000 for the exercise of a warrant.

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

On July 30, 2021, the Company issued 1,007,194 shares of common stock valued at $2,799,999 as per the terms of the Securities Purchase Agreement.

On August 19, 2021, the Company issued 4,600,000 shares of common stock valued at $17,121,200 upon exercise of a warrant.

On August 30, 2021, the Company issued 1,955,546 shares of common stock valued at $6,453,302 upon exercise of a warrant.

On August 31, 2021, the Company issued 200,000 shares of common stock valued at $505,500 for consulting services.

On August 31, 2021, the Company issued 1,800,000 shares of common stock valued at $6,334,200 upon exercise of a warrant.

On September 1, 2021, the Company issued 24,000 shares of common stock valued at $120,000 to a noteholder for conversion against a convertible note.

On September 2, 2021, the Company issued 6,900,000 shares of common stock valued at $22,080,000 upon exercise of a warrant.

On September 2, 2021, the Company issued 594,560 shares of common stock valued at $1,951,952 upon exercise of a warrant.

On September 3, 2021, the Company issued 1,500,000 shares of common stock valued at $4,800,000 upon exercise of a warrant.

On September 3, 2021, the Company issued 2,063,132 shares of common stock valued at $10,000,000 to a noteholder for conversion against a convertible note.

On September 7, 2021, the Company issued 575,000 shares of common stock valued at $1,178,750 to a noteholder for conversion against a convertible note.

On September 10, 2021, the Company issued 3,100,000 shares of common stock valued at $10,230,000 upon exercise of a warrant.

On September 13, 2021, the Company issued 5,500,000 shares of common stock valued at $18,535,000 to a noteholder as per terms of the Side Agreement.

On September 14, 2021, the Company issued 5,331,250 shares of common stock valued at $17,060,000 upon exercise of a warrant.

On September 14, 2021, the Company issued 445,786 shares of common stock valued at $1,659,215 upon exercise of a warrant.

On September 15, 2021, the Company issued 1,500,000 shares of common stock valued at $4,866,125 upon exercise of a warrant.

On September 15, 2021, the Company issued 225,000 shares of common stock valued at $1,833,750 upon the terms of the Settlement Agreement.

On September 20, 2021, the Company issued 7,742,672 shares of common stock valued at $22,067,818 upon exercise of a warrant.

On September 20, 2021, the Company issued 5,400,000 shares of common stock valued at $14,337,000 upon exercise of a warrant.

On September 20, 2021, the Company issued 2,342,672 shares of common stock valued at $7,730,818 upon exercise of a warrant.

On September 22, 2021, the Company issued 2,000,000 shares of common stock valued at $5,310,000 upon exercise of a warrant.

On October 8, 2021, the Company issued 56,250 shares of common stock valued at $231,188 for consulting services related to EVNT Platform, LLC.

On October 19, 2021, the Company issued 36,000 shares of common stock valued at $180,000 to a noteholder for conversion against a convertible note.

On October 19, 2021, the Company issued 1,000,000 shares of common stock valued at $2,100,000 to the preferred shareholders of EVNT Platform, LLC for conversion against the preferred shares into common shares of the Company.

On October 19, 2021, the Company issued 90,000 shares of common stock valued at $369,450 for consulting services related to EVNT Platform, LLC.

On October 19, 2021, the Company issued 3,561,710 shares of common stock valued at $19,018,108 for services and severances to employees.

On October 19, 2021, the Company issued 1,515,000 shares of common stock valued at $8,678,100 for services and severances to directors.

On October 19, 2021, the Company issued 270,000 shares of common stock valued at $1,441,800 for services related to corporate legal and accounting.

On October 19, 2021, the Company issued 200,000 shares of common stock valued at $597,000 for contract settlement related to corporate legal and operations agreements.

On October 26, 2021, the Company issued 7,222,804 shares of common stock valued at $29,479,745 upon exercise of a warrant.

On October 27, 2021, the Company issued 1,007,194 shares of common stock valued at $2,800,000 upon exercise of a warrant.

On November 8, 2021, the Company issued 62,000 shares of common stock valued at $164,610 upon exercise of a warrant.

On November 9, 2021, the Company issued 1,750,000 shares of common stock valued at $7,000,000 to a noteholder for conversion against a convertible note.

On November 12, 2021, the Company issued 12,000,000 shares of common stock valued at $31,860,000 upon exercise of a warrant.

On November 15, 2021, the Company issued 1,291,000 shares of common stock valued at $3,427,605 upon exercise of a warrant.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.1	March 26, 2020
3.4	Articles of Incorporation Cryptyde, Inc.	8-K	10.1	October 6, 2021
10.5+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.21	10% Senior Secured Note with 32 Entertainment LLC, dated December 4, 2019	S-1	10.26	February 12, 2020
10.22	Common Stock Purchase Warrant with 32 Entertainment LLC, dated December 4, 2019	S-1	10.27	February 12, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.23	Registration Rights Agreement with 32 Entertainment LLC, dated December 4, 2019	S-1	10.28	February 12, 2020
10.24	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.25	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.26	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.27	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.28	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.29	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.30	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.31	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.32	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020
10.33	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.34	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.35	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.36	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.37	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.38	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.39	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.40	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.41	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.42	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.43	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.44	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.45	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.46	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.47	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.48	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 7, 2020	10-K	10.50	May 29, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.49	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 15, 2020	10-K	10.51	May 29, 2020
10.50	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.51	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.52	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.53	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Richard O’Leary dated July 10, 2020	S-1	10.55	July 16, 2020
10.54	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA dated July 10, 2020	S-1	10.56	July 16, 2020
10.55	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Paul J. Solit and Julie B. Solit dated July 10, 2020	S-1	10.57	July 16, 2020
10.56	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020	10-Q	10.30	August 18, 2020
10.57	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020	10-Q	10.31	August 18, 2020
10.58	Amendment to Memorandum of Understanding dated August 6, 2020	10-Q	10.32	August 18, 2020
10.59	Forbearance Agreement between the Company and Jefferson Street Capital, LLC dated October 7, 2020	10-Q	10.33	November 23, 2020
10.60	Asset Purchase Agreement between Honey Badger Media, LLC and Honey Badger, LLC dated November 10, 2020	8-K	10.1	November 12, 2020
10.61	Platform License Agreement between Honey Badger Media, LLC and Honey Badger Media, LLC dated November 10, 2020	8-K	10.2	November 12, 2020
10.62	Inventory Management Agreement between Edison Nation, LLC and Forever 8 Fund, LLC dated November 17, 2020	10-Q	10.36	November 23, 2020
10.63	Stock Exchange Agreement dated between Jupiter Wellness, Inc, SRM Entertainment, Ltd and Vinco Ventures, Inc. dated November 30, 2020	8-K	1.1	December 3, 2020
10.64	Agreement to Complete a Plan of Merger between Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation dated January 20, 2021	8-K	10.1	January 21, 2021
10.65	Contribution Agreement by and among ZVV Media Partners, LLC, Vinco Ventures, Inc. and Zash Global Media and Entertainment Corporation dated January 19, 2021	8-K	10.1	January 21, 2021
10.66	Senior Convertible Note between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	4.1	January 25, 2021
10.67	Securities Purchase Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.1	January 25, 2021
10.68	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.2	January 25, 2021
10.69	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.3	January 25, 2021
10.70	Securities Purchase Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 20201	8-K	10.1	February 4, 2021

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith
10.71	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.2	February 4, 2021
10.72	Registration Rights Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.3	February 4, 2021
10.73+	Employment Agreement between Vinco Ventures, Inc. and Christopher Ferguson dated February 2, 2021	8-K	10.1	February 8, 2021
10.74+	Employment Agreement between Vinco Ventures, Inc. and Brett Vroman dated February 2, 2021	8-K	10.2	February 8, 2021
10.75+	Employment Agreement between Vinco Ventures, Inc. and Brian McFadden dated February 2, 2021	8-K	10.3	February 8, 2021
10.76	Form of Senior Convertible Note	8-K	4.1	February 23, 2021
10.77	Form of Securities Purchase Agreement	8-K	10.1	February 23, 2021
10.78	Form of Warrant	8-K	10.2	February 23, 2021
10.79	Form of Registration Rights Agreement	8-K	10.3	February 23, 2021
10.80	Placement Agent Agreement	8-K	10.4	February 23, 2021
10.81	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Palladium Holdings, LLC dated February 23, 2021	S-1	10.81	April 30, 2021
10.82	Amended and Restated Asset Purchase Agreement between CBAV1, LLC and BTL Diffusion SARL	10-K	10.81	April 15, 2021
10.83	First Amendment to Agreement to Complete a Plan of Merger, dated March 30, 2021, by and among Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation	8-K	10.1	April 9, 2021
10.84	Asset Contribution Agreement among Emmersive Entertainment, Inc. (“Seller”), Seller’s Shareholders, EVNT Platform, LLC (“Buyer”) a wholly owned subsidiary of Vinco Ventures, Inc. and Vinco Ventures, Inc. (“Buyer’s Owner”), dated as of April 17, 2021.	8-K	2.1	April 21, 2021
10.85	First Amended and Restated Operating Agreement for EVNT Platform, LLC among Vinco Ventures, Inc., its sole common member, and certain preferred members, dated as of April 17, 2021.	8-K	2.2	April 21, 2021
10.86	Promissory Note between Zash Global Media and Entertainment Corporation and Vinco Ventures, Inc. dated February 18, 2021	10-Q	10.86	May 24, 2021
10.87	Warrant Exercise Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated May 24, 2021	8-K	10.1	May 25, 2021
10.88	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated May 24, 2021	8-K	10.2	May 25, 2021

10.89	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated May 24, 2021	8-K	10.3	May 25, 2021
10.90	Second Amendment to Agreement to Complete a Plan of Merger dated May 28, 2021	8-K	10.1	May 28, 2021
10.91	Warrant Exercise Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated June 4, 2021	8-K	10.1	June 7, 2021
10.92	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated June 4, 2021	8-K	10.2	June 7, 2021
10.93	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund Ltd dated June 4, 2021	8-K	10.3	June 7, 2021
10.94	Convertible Note Subscription Agreement dated June 4, 2021	8-K	10.1	June 10, 2021
10.95	Form of Senior Secured Convertible Note	8-K	4.1	July 23, 2021
10.96	Form of Securities Purchase Agreement	8-K	10.1	July 23, 2021
10.97	Form of Warrant	8-K	10.2	July 23, 2021
10.98	Form of Registration Rights Agreement	8-K	10.3	July 23, 2021
10.99	Form of Amendment Agreement	8-K	10.4	July 23, 2021
10.100	Form of Guaranty	8-K	10.5	July 23, 2021
10.101	Form of Pledge and Security Agreement	8-K	10.6	July 23, 2021
10.102	Second Amended and Restated Limited Liability Company Agreement of ZVV Media Partners, LLC	8-K	10.7	July 23, 2021
10.103	Securities Purchase Agreement between ZASH Global Media and Entertainment Corporation and Lomotif Private Limited	8-K	10.1	July 29, 2021
10.104	Deed of Variation and Supplement among ZASH Global Media and Entertainment Corporation, Lomotif Private Limited and ZVV Media Partners, LLC	8-K	10.2	July 29, 2021
10.105	Securities Purchase Agreement between Vinco Ventures, Inc. and the purchaser identified on the signature page thereto dated July 23, 2021	8-K	10.3	July 29, 2021
10.106	Form of Warrant dated July 23, 2021	8-K	10.4	July 29, 2021
10.107	Registration Rights Agreement dated July 23, 2021	8-K	10.5	July 29, 2021
10.108	Warrant Exercise Agreement between the Company and the Investor	8-K	10.1	August 19, 2021
10.109	Form of Warrant August Series A Warrant	8-K	10.2	August 19, 2021
10.110	Form of Warrant August Series B Warrant	8-K	10.3	August 19, 2021
10.111	Form of Registration Rights Agreement	8-K	10.4	August 19, 2021
10.112	Warrant Exercise Agreement between the Company and the Investor	8-K	10.1	September 1, 2021
10.113	Form of September Series A Warrant	8-K	10.2	September 1, 2021
10.114	Form of September Series B Warrant	8-K	10.3	September 1, 2021
10.115	Form of Registration Rights Agreement	8-K	10.4	September 1, 2021
10.116	Side Letter to Securities Purchase Agreement	8-K	10.1	September 13, 2021
10.117	Letter of Intent between ZVV Media Partners, LLC, ZASH Global Media and Entertainment Corporation and AdRizer, LLC	8-K	10.1	October 7, 2021
10.118	Form of Board of Directors Agreement	8-K	10.1	October 19, 2021
10.119	Form of Employment Agreement between the Company and Lisa King	8-K	10.2	October 19, 2021
10.120	Form of Employment Agreement between the Company and Stephen Garrow	8-K	10.3	October 19, 2021
10.121	Form of Employment Agreement between the Company and Philip Jones	8-K	10.4	October 19, 2021
10.122	Senior Secured Promissory Note between Cryptyde, Inc. and Wattum Management, Inc. dated October14, 2021	8-K	10.1	November 1, 2021
10.123	Articles of Organization for CW Machines, LLC	8-K	10.2	November 1, 2021
10.124	Warrant Exercise Agreement between the Company and the Holder	8-K	10.1	November 12, 2021
10.125	Form of November Warrant	8-K	10.2	November 12, 2021
10.126	Form of Registration Rights Agreement	8-K	10.3	November 12, 2021
10.127	Amendment Agreement between the Company, TYDE and the Holder	8-K	10.4	November 12, 2021
10.128	Form of TYDE Warrant	8-K	10.5	November 12, 2021
10.129	Form of TYDE Registration Rights Agreement	8-K	10.6	November 12, 2021
10.130	Promissory Note between ZVV Media Partners, LLC and Magnifi U, Inc. dated October 12, 2021				*
21.1	List of Significant Subsidiaries	S-1	21.1	February 12, 2020
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**
101.INS*	Inline XBRL Instance Document				*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2021

VINCO VENTURES, INC.

By:	/s/ Lisa King
Lisa King
Chief Executive Officer
(Principal Executive Officer)

