Form 10-K
period 2021-12-31
Vinco Ventures, Inc.
filed 2022-04-15
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-38448

VINCO VENTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6 North Main Street
Fairport, New York	14450
(Address of Principal Executive Offices)	(Zip Code)

(866) 900-0992

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BBIG	The Nasdaq Stock Market LLC

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value on June 30, 2021 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $217,370,092. The registrant does not have non-voting common stock outstanding.

As of April 14, 2022, there were 188,052,593 shares of the registrant’s common stock outstanding.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

DOCUMENTS INCORPORATED BY REFERENCE

None

VINCO VENTURES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K for the period ended December 31, 2021 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to obtain adequate financing to support our development plans;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to completion of our planned spin-off of Cryptyde, Inc. (“Cryptyde”);

●	Risks related to the integration of completed acquisitions and the achievement of our expected benefits from our acquisitions and investments, including, but not limited to, our investment in Lomotif Private Limited (“Lomotif”) through ZVV Media Partners, LLC (“ZVV”), our joint venture with ZASH Global Media and Entertainment Corporation (“ZASH”), and our acquisition of AdRizer LLC (“AdRizer”) and Honey Badger Media, LLC (“Honey Badger”);

●

Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;

●	Other risk factors discussed in this Annual Report.

Specifically, our investment in Lomotif and related growth initiatives may fail to deliver our expected benefits, for reasons relating to including, but not limited to, our and Lomotif’s capital requirements and whether we will be able to raise capital as needed; our ability to successfully develop the business and revenue models for Lomotif’s social media platform,; whether Lomotif can retain its existing users and attract new users to its platform; whether Lomotif can attract and maintain relationships with influencers, artists, and other content creators or publishers who will provide compelling content to the platform; our ability to integrate the operations of Lomotif within the Vinco Ventures conglomerate and create synergies between Lomotif and other businesses and assets we have acquired or plan to acquire in the media and entertainment industry including AdRizer; the ability of Lomotif’s platform and associated products and services to compete effectively; Lomotif’s ability to retain reliable developers, vendors and suppliers to support its operations; failure of third parties to promote Lomotif’s platform and associated products and services effectively or at all; breaches of network and data security measures; a disruption or failure of networks and information systems; Lomotif’s ability to protect its patents and other intellectual property and operate its businesses without infringing upon the intellectual property rights of others; changes in local, state, federal and international laws and regulations that will adversely affect Lomotif’s business; risk of attempts at unauthorized or improper use of the platform and damages to Lomotif’s reputations resulted therefrom; the inability to maintain or rebuild the value of the Lomotif brands; the inability to successfully respond to rapid changes in technologies and user tastes and preferences and remain competitive; the impact of any legal proceedings or governmental action against Lomotif; and whether Lomotif will continue to receive the services of key management and retain qualified personnel. These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

USE OF MARKET AND INDUSTRY DATA

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

Solely for convenience, we refer to trademarks in this Annual Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Annual Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report, the terms “Vinco Ventures,” “Vinco” “we,” “us,” “our,” the “Company” and similar terms refer to Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., and all of our consolidated subsidiaries and variable interest entities.

PART I

ITEM 1. BUSINESS

Vinco Ventures: Focused on Digital Media and Content Technologies

Vinco Ventures, formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., is a Nevada corporation incorporated on July 18, 2017. In connection with the acquisition of an 80% equity interest in Lomotif by ZVV, our joint venture with ZASH in 2021, and our recent acquisition of AdRizer, we are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to innovation, development and commercialization of digital media and content technologies. We currently operate the platforms and businesses described below through our significant subsidiaries and consolidated variable interest entities:

●	Video-Sharing Social Networking Platform

Lomotif and the Lomotif App - ZVV currently owns an 80% equity interest in Lomotif, a Singapore-based video-sharing social networking platform that is committed to democratizing video creation. The Lomotif app allows its users to create their own music videos by selecting pictures and videos from the camera, mixing them up with music and automatically transforming clips into music videos. Lomotif users can watch videos of other creators on the Lomotif platform and share their videos on the Lomotif platform or on various third-party social media platforms such as TikTok, Instagram, YouTube and Twitch. The Lomotif platform offers LoMoTV, a digital entertainment and lifestyle content network offering original programming.

The Lomotif app is available in the Apple and Google stores and is as a grassroots social community with dedicated users spanning from Asia, South America to the United States. As of the date of this Annual Report, Lomotif has not generated significant revenue and we are developing means to monetize the content creation and streaming capabilities of the Lomotif platform including our plan to leverage the AdRizer technologies to enable advertisers to more effectively engage with the Lomotif platform, content and its users.

●	End-to-End Fully Integrated Programmatic Advertising Platform

AdRizer and the Cortex Platform – Our wholly-owned subsidiary AdRizer provides technology solutions to automate the use of artificial intelligence for digital advertising analytics and programmatic media buying through its core platform, Cortex. Cortex provides real-time analytics for marketing spend and revenue optimization and delivers ad-campaign creation, optimalization and monetization at scale. Cortex integrates with various traffic partners, including Google, MSN, Instagram, Facebook, Twitter, and others, and is able to deliver real-time attribution against a wide range of advertiser and publisher metrics such as revenue by source, author, article, and conversion event. AdRizer targets advertisers, advertising agencies, publishers and other advertising technology companies as its audience for the Cortex platform offerings.

AdRizer generates revenue from the Cortex platform through two major sources: (1) the traffic acquisition of digital advertising spaces to advertisers from multiple digital advertising technologies, and (2) developing marketing campaigns and strategies for some of the top direct-to-customers (“DTC”) companies. We believe that AdRizer’s Cortex platform will allow small- to medium-sized enterprises with an efficient and effective end-to-end, fully integrated platform that allows its users to control their marketing and branding campaigns in real-time. We also expect to integrate AdRizer’s technologies with the Lomotif platform and content and the Honey Badger digital commerce company.

●	Streaming Music Non-Fungible Token (“NFT”) Platform

E-NFT.com – Our wholly-owned subsidiary EVNT Platform LLC, dba Emmersive Entertainment (“EVNT”) offers a platform for artists and content owners to distribute their intellectual property. EVNT’s proprietary streaming process seeks to make NFT’s affordable by seeking to reduce mining fees with the goal of enabling fans to engage with content in new ways with EVNT’s multi-media delivery system. EVNT generates revenue from the development of custom, digital artwork and digital music that is sold in the form of non-fungible tokens through a third-party marketplace.

●	Full-Service Digital Commerce Company

Honey Badger - Our wholly-owned subsidiary Honey Badger offers a full-service digital commerce strategies which is focused on brand specific messaging and designing comprehensive digital campaigns from creation to monetization for celebrities and influencers. As a digital commerce company, Honey Badger leverages millions plus followers in the network to grow advertiser-based revenue as well as Vinco’s brands and holdings. Honey Badger generates revenue from providing digital marketing services for brands and influencers.

●	New Consumer Product Development and Commercialization Platform

Edison Nation – Led by our wholly-owned subsidiary Edison Nation, LLC, (‘Edison Nation”) we provide a platform to match an innovator’s intellectual property with vertical consumer product category leaders in a licensing structure whereby the innovator can earn up to 50% of the contracted licensing fee. Product categories include kitchenware, small appliances, toys, pet care, baby products, health & beauty aids, entertainment venue merchandise, and housewares. We also have a number of internally developed brands (“EN Brands”) which act as a launchpad for new innovative items that have matriculated through the innovation portal. These EN Brands include Cloud B, Pirasta, Uber Mom, Lily and Grey, Trillion Trees, and Barkley Lane. Additionally, we offer a partnership model for entrepreneurs and businesses that are seeking to elevate their existing brands. Recent partnerships for Vinco Ventures include 4Keeps Roses and Mother K. Within the partnership model, the Company seeks to identify new lines of distribution and provide innovation through development of new items that enhance the brand’s overall image and consumer adoption. Edison Nation generates revenue primarily from the sale of personal protective equipment, consumer products and licensing of products for intellectual property owners.

●	Cryptyde Businesses Expected to be Spun-Off

Cryptyde – Our wholly-owned subsidiary Crytypde, Inc. plans to offer three initial business lines, Web3 (decentralized internet) products, Bitcoin mining services, and consumer packaging operated by Ferguson Containers, Incl (“Ferguson”). Through its Web3 products business line, Cryptyde will seek to acquire and build brands that use decentralized blockchain technologies in a variety of consumer-facing industries, such as music, movies, digital art, ticketing and event services, and gaming. Cryptyde’s Bitcoin mining services will aim to make Bitcoin mining accessible to consumers previously priced out of the area. Ferguson manufactures and sells custom packaging for a variety of products and is expected to offer revenue streams for the spun-off business.

Corporate Strategy

We are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to innovation, development and commercialization of digital media and content technologies. Today’s consumers have shorter attention spans and are unlikely to commit to lengthy content unless they are convinced of its value. The right piece of short-form content enables brands to rapidly communicate key messages, improving the asset’s ability to capture the attention of target audiences. Short-form content is also a ready-made resource for users who consume content on mobile devices. Additionally, video generates a much larger number of shares than long-form content, text or image posts. By investing in Lomotif, our short-form video sharing and social media platform, AdRizer and related growth initiatives, we are aiming to grow into an integrated robust social media, content development and digital advertising company, with millions of users around the world.

In February 2022 we acquired AdRizer. We expect to integrate AdRizer’s Cortex technologies with the Lomotif platform and content and Honey Badger and content to optimize revenue generation opportunities. We have also invested in activities to generate content for the Lomotif platform and to expand its user base and engagement such as launching LoMoTV, hosting and streaming concerts and celebrity events. We expect to further this effort by continuing to invest in acquisitions, joint ventures, and growing our own capacity to create and distribute content. For example, we expect that future joint ventures, licensing, loan financing or other arrangements with ZASH and PZAJ Holdings, LLC will generate entertainment content that we plan to distribute through the Lomotif platform, among other distribution channels.

In connection with our transition, we are also in the process of spinning off Cryptyde, which holds our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses, in an effort to create value for our stockholders.

Recent and Ongoing Strategic Transactions

ZVV Media Partners, LLC- Investment in Lomotif

On January 19, 2021, Vinco Ventures, ZASH and ZVV entered into a Contribution Agreement pursuant to which each of Vinco Ventures and ZASH contributed to ZVV certain media and entertainment assets in order for ZVV to engage in the development and production of consumer facing content and related activities.

On or around February 23, 2021, ZASH entered into a Securities Purchase Agreement (the “Lomotif SPA”) with Lomotif and certain shareholders of Lomotif (the “Lomotif Selling Shareholders”) to acquire a controlling interest in Lomotif.

On July 19, 2021, ZASH, Lomotif, the Lomotif Selling Shareholders and ZVV entered into a Deed of Variation and Supplement whereby, among other things, ZASH novated all of its rights and obligations under the Lomotif SPA to ZVV and ZVV assumed all of ZASH’s rights and obligations under the Lomotif SPA.

On July 22, 2021, ZASH and Vinco Ventures entered into a Second Amended and Restated Limited Liability Company Agreement of ZVV, pursuant to which (i) ZASH and Vinco Ventures each acquired a 50% voting membership interest in ZVV; (ii) ZASH acquired a 75% economic interest in ZVV after return of unreturned capital contributions and (iii) Vinco Ventures acquired a 25% economic interest in ZVV after return of unreturned capital contributions.

On July 25, 2021, ZVV completed the acquisition of an 80% equity ownership interest in Lomotif on a fully diluted basis for a total purchase price of $109,765,000.

Acquisition of AdRizer

On October 1, 2021, ZVV and ZASH and AdRizer entered into a Letter of Intent (as amended, the “LOI”) for ZASH or ZVV to acquire all the outstanding equity interests of AdRizer.

On February 11, 2022, Vinco Ventures, ZASH and ZVV entered into an Assignment and Assumption Agreement, whereby ZASH and ZVV assigned to Vinco Ventures, and Vinco Ventures assumed, all of the rights and obligations of ZASH and ZVV under the LOI, in consideration of a cash payment by Vinco Ventures to ZASH of $6.75 million upon the closing of the acquisition.

On February 11, 2022, Vinco Ventures, AdRizer, the members of AdRizer and the holders of performance units (the “Performance Units”) of AdRizer under its phantom equity plan (collectively, the “Seller Members”), and Innovative Assets LLC, in its capacity as the sellers’ representative, entered into and consummated the transactions contemplated by a definitive Unit Purchase Agreement (the “AdRizer Purchase Agreement”), whereby the Company acquired all of the outstanding equity interests of AdRizer (the “Purchased Interests”) from the Seller Members and canceled the Performance Units, resulting in AdRizer becoming a wholly-owned subsidiary of the Company. The purchase price payable to the Seller Members for the Purchased Interests and in consideration of the cancellation of the Performance Units consists of (i) $38 million in cash paid at closing, of which $10 million was deposited in an escrow account to secure the Seller Members’ indemnification obligations under the AdRizer Purchase Agreement, subject to customary post-closing adjustments for working capital and other items, and (ii) up to 10 million shares of the Company’s common stock to be issued on January 1, 2024 (the “Buyer Share Issuance Date”), determined by dividing $50 million by the volume weighted average price of the Company’s common stock reported by Bloomberg LP for the 20 trading days preceding such date, subject to a floor price of $5.00 and maximum price of $8.00 per share (the “Purchase Price Equity”). Pursuant to the AdRizer Purchase Agreement, the Company has agreed to file a resale registration statement on form S-1 or S-3 no later than 90 days prior to the Buyer Share Issuance Date if permitted by the SEC, and otherwise no later than 5 business days after the Buyer Share Issuance Date, to register the resale of the Purchase Price Equity and to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable after filing. In addition, the Company has agreed to furnish AdRizer with working capital in the amount of $1 million by each 3-month anniversary of the closing date until the Company has furnished AdRizer with a total of $5 million in working capital.

Upon the closing of the acquisition, AdRizer entered into a new employment agreement with its chief executive officer, Kenneth Bond. Certain Seller Members including those who are employees, officers, directors or managers of AdRizer and their affiliates also agreed to be bound by three-year post-closing non-competition and non-solicitation restrictive covenants pursuant to the Purchase Agreement.

Expected Spin-Off of Cryptyde, Inc.

On November 8, 2021, our subsidiary Cryptyde, Inc. (“Cryptyde”) initially filed, and on January 25, 2022 and March 18, 2022 amended, a Form 10 registration statement with the SEC in connection with our planned spin-off of Cryptyde, subject to certain conditions as described in the registration statement, including the effectiveness of the registration statement, receipt of an opinion of counsel to the effect that, among other things, the spin-off and related transactions should qualify as tax-free for United States federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code, and Nasdaq having approved the listing of Cryptyde’s common stock. Cryptyde holds our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses. Upon completion of the spin-off, Cryptyde would become an independent, publicly traded company.

Our Markets and Competition

Our business is characterized by rapid change as well as new and disruptive technologies. We face formidable competition in every aspect of our business.

Lomotif’s video-sharing social networking platform seeks to compete in general with companies providing media creation, media sharing, discovery, and communication products and services to users online. Large established companies such as Alphabet (Google and YouTube), Meta (formerly known as Facebook), Apple, ByteDance (TikTok), Microsoft, Snap (Snapchat), Tencent (WeChat), and Twitter have significantly greater resources, user bases and reach. As a social media platform, Lomotif also seeks to compete with worldwide established video-sharing social platforms such as TikTok, Kuaishou, Snapchat and Instagram, all of which have significantly greater resources, user bases and reach. Lomotif’s large, established competitors generate significant revenue. Historically, Lomotif has not generated significant revenue. Lomotif seeks to attract, engage, and retain users and contributors, to attract and retain businesses that may use its services as those are developed, and to attract and retain developers to build compelling mobile and web applications that integrate with Lomotif’s products. In launching and increasing various streaming services, such as LoMoTV, Lomotif faces competition from traditional providers of entertainment video, including major broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers which are increasing their streaming video offerings.

AdRizer competes in the digital marketing sector against privately-held companies and public companies such as AdMob, The Trade Desk, Inc., Perion Network ltd., and Cardlytics, Inc. (NasdaqGM: CDLX). Vinco Ventures is focused on deploying AdRizer’s technology to monetize the content creation and distribution capabilities of the Lomotif short form video app.Vinco Ventures’ strategy of integrating the AdRizer technology with Lomotif also includes integrating the full-service digital commerce company Honey Badger, a subsidiary of Vinco Ventures that focuses on brand specific messaging and designing comprehensive digital campaigns from creation to monetization. Broadly, AdRizer also competes with traditional advertising media such as direct mail, television, radio, cable, and print for a share of marketers’ total advertising budgets.

Our Streaming Music NFT Platform business seeks to compete in the music NFT marketplaces that include key players such as OpenSea, SuperRare and Rarible.

Through EVNT, our full-service content monetization platform business faces competition from multiple companies in the influencer and content marketing categories. Direct and indirect competitors in the influencer marketing space include Facebook, TikTok, YouTube, Linqia, and Upfluence. We also face competition in the creator economy from companies such as Fiverr and Upwork. In addition, there are many traditional advertising agencies, public relations firms, and niche consultancies that provide content development and conduct manual influencer outreach programs.

Our consumer products business led by Edison Nation seeks to compete with other online inventor platforms such as InventHelp, Quirky, Mako Design + Invent, Davison, and Invention City. Edison Nation also seeks to compete with large manufacturing companies that develop and commercialize their own products in categories in which Edison Nation currently participates. However, Edison Nation is also seeking to increase its “co-op-etition” footprint with companies that not only compete in product development but also have become active “cooperative” participants on the Edison Nation online innovation platform.

Cryptyde expects competition for Freespace, its video game that is developing and expects to launch in 2022, with companies including Decentraland, Sandbox and Fluf World. With respect to Cryptyde’s Bitcoin Mining Services Business, its competitors include Compass Mining, Miners Dep, and Alliance.

Competition could result in significant cost increases, price pressure, and reductions in our existing revenue streams and prevent us from establishing new revenue streams. In addition, as we continue our efforts to expand the scope of our products and services, we may compete with a greater number of other companies across an increasing range of different services. Many of our existing and future competitors have or will have significantly greater resources, brand recognition, technology advantages and expertise in the sectors in which we seek to compete. If we are not successful in attracting and retaining users, clients or consumers of our products and services relative to our competitors, our businesses, prospects, results of operations, and financial condition could be negatively affected.

Our Customers

We have generated our revenues for the years ended December 31, 2021 and 2020 primarily from sale of consumer products and packaging materials. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Internationally, we sell our products directly to similar retailers and distributors. As of December 31, 2021, two customers represented 15% and 11% of our total accounts receivable.

We have also generated a small percentage of our revenues from the digital media businesses in 2021, including from our EVNT platform by turning art and intellectual property into augmented and physical reality asset for artists and content owners and through Honey Badger by providing digital marketing services for brands and influencers.

Historically, Lomotif has not generated significant revenue. With our investments in promoting and monetizing the Lomotif platform, including our acquisition of AdRizer and expected integration of the AdRizer technologies with the content creation and streaming capabilities of the Lomotif platform, we believe that the Lomotif platform, coupled with AdRizer’s programmatic advertising products and services, represent the greatest potential for our revenue growth in the future. We also believe that AdRizer’s programmatic advertising products and services will represent a significant portion or most of our revenues in 2022.

Intellectual Property

We believe that our intellectual property rights have significant value in the marketplace, and that in order to maintain a competitive advantage in the marketplace, that we must continue to develop and maintain the proprietary aspects of our technologies. We rely on a combination of trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

We seek protection on our products and technologies in as many countries as practical, through registered trademarks and copyrights to the extent that such protection is available, cost effective and valuable to our products and brands. We also rely on other forms of intellectual property rights and measures, including trade secrets and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement which relate to our business.

Although we believe we are sufficiently protected, the failure to obtain or the loss of some of these intellectual property rights could have an adverse effect on our business, financial condition and results of operations.

Seasonality

We do not experience significant seasonality other than our consumer products business and AdRizer’s programmatic advertising platform business.

Our consumer products business is highly seasonal with consumers making a large percentage of purchases during the traditional holiday season.

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

Advertising companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected AdRizer’s highest level of advertising activity for the year, and it generally expects the subsequent first quarter to reflect lower activity levels.

Government Regulations

We are subject to a variety of laws and regulations in the United States and abroad that involve matters important to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, encryption, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, digital assets, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States.

For additional information about government regulation applicable to our business, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2021, we had 46 employees, 45 of whom were full-time employees and 1 was part-time. In addition, Lomotif, a subsidiary of ZVV, which the Company consolidates as a variable interest entity into this report, had 64 full -time employees as of December 31, 2021. None of our employees are represented by a union or parties to a collective bargaining agreement. We believe our employee relations to be in good standing.

Segment Information

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, to allocate resources and assess performance.

The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis. We have determined that during the fiscal year ended December 31, 2021, we had one reportable segment consisting of multiple product offerings.

Corporate Information

Our principal executive offices are located at 6 North Main Street, Fairport, New York. Our telephone number is (866) 900-0992.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Summary Risk Factors

The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Company

●	We are transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media and content technologies innovation, development, and commercialization, and we may not be able to successfully implement our business plans.

●	We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability.

●	The loss of key personnel including our Chief Executive Officer and President, Lisa King, our Chief Operating Officer, Stephen Garrow, and our Chief Financial Officer, Philip Jones, and one of the managers of ZVV, Theodore Farnsworth, could adversely affect our business.

●	Our growth strategy includes pursuing opportunistic acquisitions of promising companies, technologies and other assets, and we may not find suitable acquisition candidates or successfully operate or integrate any business that we may acquire.

●	We may not realize the anticipated benefits of acquisitions or investments including our investment in ZVV and Lomotif and our acquisition of AdRizer including integrating AdRizer’s technologies to monetize the content creation and distribution capabilities of Lomotif social media platform.

●	Our shareholders may not benefit from our planned spin-off of Cryptyde.

●	We may require additional financing to sustain or grow our operations and implement our business plans and such additional capital may not be available to us, or only available to us on unfavorable terms.

●	We have debt financing arrangements, which could have a material adverse effect on our financial health and our ability to obtain financing in the future.

●	Our disclosure controls and procedures have not been effective and if we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our ability to operate our business and investors’ views of us may be harmed.

●	Our business is subject to complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation

●	We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

●	If we do not adequately protect our intellectual property rights, our business may be harmed.

●	Our consumer products business is dependent on a small number of key suppliers and customers.

●	The effects of health pandemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business and financial condition.

Risks Related to Lomotif

●	As of December 31, 2021, Lomotif had not generated any significant revenues and is likely to continue to experience significant net losses for the foreseeable future.

●	We have funded and expect to continue to fund ZVV and Lomotif with the proceeds of our financing transactions which have been and may in the future be dilutive to our stockholders.

●	Lomotif’s business is highly competitive, and in order to compete Lomotif may need to rapidly evolve its business model, continuously innovate its technologies or to design features that meet the expectations of its users to retain and grow its user base and business partners on the platform.

●	Lomotif faces risks related to third parties providing infrastructure, services, content and collaboration opportunities to Lomotif, on which it relies and with whom it does business.

●	Lomotif’s focus on user experience and acting for the long-term may conflict with the short-term operating results of its business.

Risks Related to AdRizer

●	We may not be able to successfully integrate AdRizer with our other businesses or investments such as Lomotif and Honey Badger.

●	The digital advertising industry is intensely competitive, and AdRizer may not be able to effectively compete against its competitors.

●	High customer concentration, long sales cycles and payment-related risks may subject AdRizer to significant fluctuations or declines in revenues.

●	To the extent the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted by government regulations, blocked or limited by technical changes on end users’ devices and web browsers, AdRizer’s performance may decline and AdRizer may lose advertisers.

Risks Associated with an Investment in our Common Stock

●	The market price of our shares has and may continue to fluctuate significantly.

●	A substantial number of shares of our common stock may be issued upon conversion of our outstanding convertible notes or exercise of our outstanding warrants, and such issuances and any other equity financing we may conduct may significantly dilute our stockholders and cause the price of our common stock to decline.

●	We may be or may become the target of securities litigation, which is costly and time-consuming to defend.

Risks Related to Our Company

We are transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media and content technologies innovation, development, and commercialization, and we may not be able to successfully implement our business plans or effectively manage our growth.

We were incorporated on July 18, 2017, and therefore, have a relatively limited operating history. Our traditional business was focused on end-to-end consumer product innovation, development, and commercialization. In recent years, we have transitioned to be focused on digital media and content technologies innovation, development, and commercialization. In this effort, we have acquired Honey Badger and AdRizer, invested in Lomotif through ZVV, our joint venture with ZASH, and intend to spin-off our packaging and blockchain related businesses which are not directly related to our current core business. We are still in the process of integrating our acquired or invested businesses and technologies and have a very limited history in operating our current business focused on digital media and content technologies upon which an evaluation of our business plans or performance can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties, and complications encountered in connection with developing new business and revenue generation models. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors market and provide superior or more effective products and services; that we are not able to upgrade and enhance our technologies to accommodate new needs and expand our offerings; or the failure to comply with the applicable laws and regulations for our products and services as we conduct our business and expand into new markets. Please also refer to our discussion under “Risks Related to Lomotif-” and “Risks Related to AdRizer” for additional risks specifically related to those businesses. There are no assurances that we can successfully address these challenges and if unsuccessful, we and our business, financial condition, and operating results could be materially and adversely affected.

We operate in highly competitive markets.

We are already operating in highly competitive markets and faced with significant cost and liability challenges as well as known and unknown uncertainties, and our future growth strategy will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees and the need to manage additional relationships with various business partners including but not limited to influencers, content contributors, suppliers, publishers, advertisers, and other third parties. In addition, pursuing rapid and significant growth may strain our administrative and operational infrastructure and require us to expand our financial, development, regulatory, IT, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. Our ability to manage our business and growth, as well as function as a public company, will require us to continue to improve our operational, financial and management controls, and reporting systems and procedures. The time and resources required to optimize these systems is uncertain, and failure to complete optimization in a timely and efficient manner could adversely affect our operations.

Our growth strategy involves a diverse set of initiatives.

As we execute our growth strategy, we will need to allocate our resources among different initiatives. We cannot assure you that our allocation will ultimately reflect the most profitable application of our resources. For example, we may make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions will improve our financial performance over the long term. These decisions may adversely affect our business and results of operations and may not produce the long-term benefits that we expect. If we are unable to execute our growth strategy successfully, including continuing to grow the user base of the Lomotif platform and developing means to monetize the platform or, if we are otherwise unable to manage our ongoing and future growth effectively, our business, financial condition, and results of operation could be materially adversely affected.

We have a history of losses and we may never achieve profitability.

For the year ended December 31, 2021, our operations lost $80,209,777 of which approximately $43,380,758 was non-cash stock-based compensation.

At December 31, 2021, we had total current assets of $219,741,467 and current liabilities of $70,089,546 resulting in working capital of $149,651,921. At December 31, 2021 we had restricted cash in the amount of $100,000,000, which may only be released upon conversion by the holder of its convertible notes. At December 31, 2021, we had total assets of $405,142,729 and total liabilities of $271,455,687 resulting in stockholders’ equity of $133,687,042. At December 31, 2021, we had a cash and cash equivalents, including restricted cash, of $187,612,176.

The Company received proceeds of $101,029,493 from the sale of our securities through warrant exercises subsequent to December 31, 2021. Almost all of our cash has come from notes and warrants sold to a single investor and if this investor ceases to be a source of funding, there is no assurance we can obtain an equivalent source of funding.

For the year ended December 31, 2020, our operations lost $7,563,625 of which $4,623,130 was non-cash and $1,131,975 related to restructuring, severance, transaction costs and non-recurring items. At December 31, 2020, we had total current assets of $5,342,183 and current liabilities of $11,285,663 resulting in negative working capital of $5,943,480. At December 31, 2020, we had total assets of $28,028,207 and total liabilities of $14,505,506 resulting in stockholders’ equity of $13,522,701.

We expect that we will have sufficient cash to meet our working capital needs and capital requirements for the next 12 months from the date of this filing. However, given the significant costs and all the risks, challenges, and uncertainties relating to the implementation of our business plans, there is no guarantee that our efforts to integrate our recently acquired or invested businesses and technologies and expand tools, technologies, offerings, markets, and partnerships in connection with our efforts to pursue our growth strategies will generate sufficient revenues to offset our initial and ongoing costs of such initiatives, or that we will be able to achieve operational profitability.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chief Executive Officer and President, Lisa King, our Chief Operating Officer, Stephen Garrow, and our Chief Financial Officer, Philip Jones. ZVV, our joint venture with ZASH, has depended to a great extent on the leadership of one of its managers, Theodore Farnsworth, in the acquisition and development of our Lomotif and AdRizer business units. The loss of the services of any of these key executives or any of our significant personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees and advisers, or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

The loss of key consultants or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on a variety of consultants to provide consulting services consisting of implementation of the Company’s business plan, investor relation services, introduction of potential investors, news distribution, marketing and sales. The loss of the services of any of these consultants could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our consultants or if one or more of our consultants joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our consultants in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments, and assumptions that affect the reported amounts. Actual results may differ materially from these estimates under different assumptions or conditions. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because we have a limited operating history and limited experience in making these estimates, judgments, and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations, and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies — Use of estimates” for a discussion of the accounting estimates, judgments, and assumptions that we believe are the most critical to an understanding of our business, financial condition, and results of operations.

If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports, proxy statements, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer are required to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2021, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified by the Exchange Act rules and regulations. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, our efforts to comply with the rules and regulations under the Sarbanes-Oxley or new or changed laws, regulations, and standards may differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice. Regulatory authorities may investigate transactions disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and if legal proceedings are initiated against us, it may harm our business.

If we fail to manage our growth, our business and operating results could be harmed.

As we seek to advance our business plans including continuing to grow the user base of the Lomotif platform and developing means to monetize the platform, acquire and build Cryptyde’s brands that use decentralized blockchain technologies in a variety of consumer-facing industries; deploy AdRizer’s technology platform, and grow Honey Badger’s advertiser-based revenue, we will need to expand our financial, development, regulatory, IT, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. We anticipate that a period of significant expansion may be required to integrate our recently acquired or invested businesses and technologies and to penetrate and service the markets for our existing and anticipated future products and services. This expansion will place a significant strain on our management, operational, and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures, and controls and establish a qualified finance, administrative, and operations staff. As a public company, we will need to maintain internal controls to comply with government-mandated regulations. Our management may be unable to hire, train, retain, motivate, and manage the necessary personnel or to identify, manage, and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations, and financial condition.

Our growth strategy includes pursuing opportunistic acquisitions of additional brands, technologies and other assets, and we may not find suitable acquisition candidates or successfully operate or integrate any business that we may acquire.

As part of our strategy, we intend to opportunistically acquire or invest in businesses and technologies that we expect to complement our existing resources and capabilities and advance our growth strategy. Although we believe that opportunities for other, future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage, or successfully integrate additional companies, brands, technologies or other assets without substantial costs, delays, or operational or financial problems. In the event we are able to acquire additional companies, brands, technologies or other assets, the integration and operation of such acquisitions in addition to the on-going integration and operation of the Company may place significant demands on our management, which could adversely affect our ability to manage our business. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.

Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. We believe acquisitions can accelerate our development of revenue generation models and products and services desired by the market and allow us to build additional capabilities and competencies around our existing businesses. In reviewing potential acquisitions or investments, we target brands, technologies, assets or companies that we believe offer attractive products or offerings, the ability for us to leverage our offerings, opportunities to drive our technologies, brands, competencies, or other synergies.

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

We cannot be certain that the products, technologies and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with customers in the future or that any such acquired companies or investments will allow us to more effectively market our products and services, develop our competencies, or to grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, technologies or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

We may not achieve some or all of the expected benefits of the spin-off of Cryptyde, and the spin-off of Cryptyde may adversely affect our business.

We may not be able to achieve some or all of the strategic, financial, operational, marketing or other benefits expected to result from the spin-off of Cryptyde, or such benefits may be delayed or not occur at all. The spin-off of Cryptyde is expected to provide the following benefits, among others:

●	provide investors with the potential for greater value than a single company by unlocking a premium value for Cryptyde separately;
●	provide the market with two separate companies that have clear product and service offering demarcation, allowing for targeted branding and marketing;
●	allow each company flexibility in allocating resources and deploying capital in a manner consistent with the separate business strategies;
●	broaden the appeal of the potential investor base for both companies; and
●	facilitate the ability of Cryptyde to separately finance the Bitcoin mining services, and Web3 (decentralized internet) products businesses based on the unique characteristics of each such business.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

●	potential disruption to the businesses of Vinco Ventures;
●	management distraction due to the significant amount of time and effort required;
●	the significant one-time costs of separating the two companies;
●	incremental costs on the resulting companies, including, among others, the costs of being a stand-alone company and potential tax inefficiencies;
●	greater susceptibility to market fluctuations and other adverse events as a stand-alone company, including as a result of reduced business diversification; and
●	risk that the spin-off does not achieve its intended benefits.

We cannot predict with certainty when the benefits expected from the spin-off of Cryptyde will occur or the extent to which they will be achieved. If we fail to achieve some or all of the benefits expected to result from the spin-off, or if such benefits are delayed, our business, financial condition and results of operations could be adversely affected.

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

We may not be able to attain stockholder approval on the proposals set forth in our proxy statement to be filed with the SEC, which could have a negative impact on our ability to secure future financing.

The proposals set forth in our proxy statement are subject to shareholder approval. If we do not obtain shareholder approval for the increase of our authorized shares of common stock to allow us to issue additional equity securities for financing purposes and equity incentives for employee retention, we will have limited financing alternatives available to us and may not have adequate shares available to incentivize our employees, and this will therefore increase the cost of capital and could adversely affect our ability to attract and retain talent, which could reduce shareholder returns.

We may require additional financing to sustain or grow our operations and such additional capital may not be available to us, or only available to us on unfavorable terms.

Our growth will be dependent on our ability to access additional equity and debt capital. Historically, we have primarily relied upon convertible debt financings and equity financings to fund our operations. To the extent that revenues generated by our ongoing operations are insufficient to fund future requirements, we may need to raise additional funds through debt or equity financings or curtail our growth. Almost all of our cash has come from notes and warrants sold to a single investor and if this investor ceases to be a source of funding, there is no assurance we can obtain an equivalent source of funding. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders in the amounts that we require, or at all. Our inability in the future to obtain additional equity or debt capital on acceptable terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.

In addition, the terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. Issuance of additional shares of our common stock in future financings directly or upon conversion, exchange or exercise of equity or debt securities will also result in dilution of our stockholders.

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

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business, and impair our competitive position. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions;
●	require us maintain a minimum cash balance of not less than $80,000,000 in a designated account subject to a deposit account control agreement, thereby reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes; and
●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations. Payments on our debt will depend on our ability to generate cash or secure additional financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. If our business does not generate sufficient cash flow from operations and sufficient future financing is not available to us, we may not be able to repay our debt, operate our business or fund our other liquidity needs. If we cannot meet or refinance our obligations when they become due, we may be required to attempt to raise capital, reduce expenditures, or take other actions which we may be unable to successfully complete or, even if successful, could have a material adverse effect on us. If such sources of capital are not available or not available on sufficiently favorable terms, we may seek other avenues to fund the business, including seeking to sell assets of all or a portion of our operations. If we decide to raise capital in the equity markets or take other actions, our stockholders could incur significant dilution or diminished valuations, or if we are unable to raise capital, our ability to effectively operate our business could be impaired. In addition, if we are successful in raising capital in the equity markets to repay our indebtedness or for any other purpose in the future, our stockholders could incur significant dilution.

Our obligations to the holders of our senior secured convertible notes are secured by a security interest in substantially all of our assets and a designated cash account, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the senior secured convertible notes that we issued in July 2021 and the transaction documents relating to those notes are secured by a security interest in substantially all of our and our subsidiaries’ assets. In addition, we are required to maintain a minimum cash balance of not less than $80,000,000 in a designated account subject to a deposit account control agreement in favor of the collateral agent. We may not use the cash in this account for operational purposes. As of April 14, 2022, these notes had a total principal of $113,000,000 outstanding, of which $33,000,000 will be due in July 2022, and the remaining $80,000,000 will be due in July 2023. As a result, if we default under our obligations under the notes or the transaction documents, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

The holders of our senior secured convertible notes have certain additional rights upon an event of default under the notes which could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

Under our senior secured convertible notes, the holders have certain rights upon an event of default. Such rights include (i) an increase in the interest rate to 18% per year thereafter; and (ii) the holders having the right to demand redemption of all or a portion of the notes. At any time after certain notice requirements for an event of default are triggered, a holder of the notes may require us to redeem all or any portion of the note by delivering written notice. Each portion of the note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) the redemption premium (equal to 120%) and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as the holder delivers an event of default redemption notice multiplied by (Y) the product of (1) the redemption premium (equal to 120%) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding the event of default and ending on the date we make the entire payment required to be made under the notes. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

Our warrants contain provisions that require us to pay the warrant holder cash if we fail to receive stockholder approval for certain terms in the warrants required by the warrant holder.

The warrants we issued in November and December 2021 contain certain provisions which provide that we shall seek to obtain a stockholder approval to increase our authorized shares of common stock to at least 400,000,000 and to approve certain anti-dilution protection terms applicable to the warrants by June 4, 2022, or July 4, 2022 in the event that we receive comments from the SEC with respect to the preliminary proxy statement (the “Stockholder Vote Deadline”), and if we fail to receive such stockholder approval by the Stockholder Vote Deadline, we may be required to pay cash to the warrant holder pursuant to the alternate exercise mechanism under those warrants. If the alternate exercise mechanism is triggered, the warrant holder may deliver alternate exercise notices for us to pay cash amount equal to such number of warrant shares in such notice multiplied by $0.65 for the November warrants and $0.361 for the December warrants, subject to customary adjustments for stock dividends, stock splits, reclassifications and similar events related to the common stock.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our products and business practices, monetary penalties, increased cost of operations, or declines in customer engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters important to our business, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These laws and regulations involve matters including privacy, data use, data protection and personal information, encryption, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, digital, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, telecommunications, product liability, e-commerce, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations, or penalties or fines for non-compliance, or be more restrictive than those in the United States. Any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, or otherwise adversely affect our business.

For a further discussion of the regulatory risks faced by our various businesses, see “- Risks Related to Our Company - Our NFT platform may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and our NFT platform, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects”; “ – Risks Related to Lomotif- Lomotif’s business is subject to a variety of laws, regulations, rules, policies and other obligations, which most notably include those related to data privacy and protection. Any violation of the law or regulations governing Lomotif’s operations, including those related to losses or unauthorized access to or releases of confidential information or personal data could subject Lomotif to significant reputational, financial, legal and operational consequences”; “– Risks Related to Lomotif - Lomotif faces risks and uncertainties arising from laws, regulations, rules and the political and economic climate in the jurisdictions across the globe within which it does business, including, without limitation, the United States, Brazil, India, Russia and Singapore”; “- Risks Related to AdRizer - AdRizer’s business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection”; “ – Risks Related to AdRizer - Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by AdRizer to comply with these laws and regulations could substantially harm its business and results of operations.” Additionally, regarding the regulatory risks faced by the Cryptype businesses expected to be spun off, see relevant discussion under “Risk Factors” in the preliminary information statement filed as Exhibit 99.1 with the Amendment No. 2 to Form 10 filed with the SEC on March 18, 2022.

Our NFT platform may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and our NFT platform, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.

Our wholly-owned subsidiary EVNT, offers a platform for artists and content owners to distribute their intellectual property. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.

For example, the public sale of securities may only be effected on securities exchanges that are registered with the SEC and pursuant to offerings registered with the SEC. There is regulatory uncertainty with respect to whether certain NFTs could be considered securities. If NFTs sold on our NFT marketplace were deemed to be securities, we would be in violation of securities laws for engaging in transactions regarding unregistered securities. Such a determination could lead to an enforcement action by the SEC and result in fines and other penalties and have a negative impact on our business.

As another example, NFTs raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. To the extent we are directly or indirectly involved in a dispute between creators and buyers on our NFT platform, it could materially and adversely affect the success of our NFT platform and harm our business and reputation. NFTs, and our NFT platform, may also be an attractive target for cybersecurity attacks. For example, a perpetrator could seek to obtain the private key associated with a digital wallet holding an NFT to access and sell the NFT without valid authorization, and the owner of the NFT may have limited recourse due to the nature of blockchain transactions and of cybercrimes generally. NFT marketplaces, including our NFT platform, may also be vulnerable to attacks where an unauthorized party acquires the necessary credentials to access user accounts. The safeguards we have implemented or may implement in the future to protect against cybersecurity threats may be insufficient. If our NFT platform were to experience any cyberattacks, it could negatively impact our reputation and market acceptance of our platform.

NFTs, and our NFT platform, may also be subject to regulations of the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury and the Bank Secrecy Act. Further, the Office of Foreign Assets Controls (“OFAC”) has signaled sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. The nature of many NFT transactions also involve circumstances which present higher risks for potential violations, such as anonymity, subjective valuation, use of intermediaries, lack of transparency, and decentralization associated with blockchain technology. In addition, the Commodity Futures Trading Commission has stated that cryptocurrencies, with which NFTs have some similarities, fall within the definition of “commodities.” If NFTs were deemed to be a commodity, NFT transactions could be subject to prohibitions on deceptive and manipulative trading or restrictions on manner of trading (e.g., on a registered derivatives exchange), depending on how the transaction is conducted. Moreover, if NFTs were deemed to be a “security,” it could raise federal and state securities law implications, including exemption or registration requirements for marketplaces for NFT transactions, sellers of NFTs, and the NFT transactions themselves, as well as liability issues, such as insider trading or material omissions or misstatements, among others. NFT transactions may also be subject to laws governing virtual currency or money transmission. For example, New York has legislation regarding the operation of virtual currency businesses. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another. Our launch and operation of our NFT platform expose us to the foregoing risks, among others, any of which could materially and adversely affect the success of our NFT platform and harm our business, financial condition, results of operations, reputation, and prospects.

Certain U.S. jurisdictions including Washington and Puerto Rico are drafting regulations that would apply their sales tax on digital products to include NFTs and other states may act to adopt similar regulations.

As the market for NFTs is relatively nascent, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and our NFT platform. Further, market acceptance of NFTs is uncertain as buyers may be unfamiliar or uncomfortable with digital assets generally, how to transact in digital assets, or how to assess the value of NFTs. The launch of our NFT platform also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch our new NFT platform offerings, creator and buyer acceptance, technical issues with the operation of our new NFT platform, and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to our NFT platform, as NFTs are still considered a relatively novel concept. If we fail to accurately anticipate or manage the risks associated with our NFT platform or with our facilitation of cryptocurrency transactions, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with our NFT platform or cryptocurrency transactions, our NFT platform may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed.

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

Article XIII of our Articles of Incorporation, as amended and restated as of the date of this Annual Report (the “Articles of Incorporation”) designates the courts of the State of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and therefore may limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees, or agents.

Article XIII of our Articles of Incorporation provides that, to the fullest extent permitted by law, and unless we consent to the selection of an alternative forum, the courts of the State of Nevada shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer of the Company to the Company or the Company’s stockholders, (c) any action or proceeding asserting a claim against the Company arising pursuant to claims under Title 7 of the Nevada Revised Statutes or our Articles of Incorporation or Bylaws, as amended or amended and restated as of the date of the Annual Report (the “Bylaws”), or (d) any action or proceeding asserting a claim against the Company governed by the internal affairs doctrine.

We believe the choice-of-forum provision in our Articles of Incorporation provide will help provide for the orderly, efficient, and cost-effective resolution of Nevada-law issues affecting us by designating courts located in the State of Nevada (our state of incorporation) as the exclusive forum for cases involving such issues. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such actions against us and our directors, officers, employees, and agents. If a court were to find the choice-of-forum provision in our Articles of Incorporation was broader than permitted under Nevada law and thus inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Third-party claims of infringement against us could adversely affect our ability to market our products and require us to redesign our products or seek licenses from third parties.

Given that we produce consumer products for licensed properties, we are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages, or prohibit us from distributing our products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which later may result in issued patents that our products may infringe. If any of our products infringe a valid patent, we could be prevented from distributing that product unless and until we can obtain a license or redesign it to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in any attempt to redesign the product to avoid any infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

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

We face substantial competition in the consumer products business, which could reduce our market share and negatively impact our net revenue.

There are a number of companies that manufacture and distribute consumer products similar to ours. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing, and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on a small number of key suppliers and customers for our consumer products business. Changes in our relationships with these parties or changes in the economic environments in which they operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our product sales revenues are concentrated with a small number of customers. We do not have long-term agreements with our customers, and instead develop our products on an item-by-item basis subject to purchase orders from customers. No assurances can be given that our customers will continue to submit purchase orders for new products.

To manufacture our products, we purchase components from independent suppliers or manufacturers, many of whom are located in Asia. An extended interruption in the supply of these products or suitable substitute inventory would disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

The COVID-19 outbreak caused disruptions in our suppliers and manufacturers’ operations, which resulted in delays in the shipment of products to certain of our customers. See “- The effects of health pandemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.”

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, which could cause fluctuations in the price of our securities.

We are subject to the following factors that may negatively affect our operating results:

●	the announcement or introduction of new products by our competitors;
●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;
●	our ability to attract and retain key personnel and consultants in a timely and cost-effective manner;
●	technical difficulties;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;
●	out ability to identify and enter into relationships with appropriate and qualified third-party providers for necessary development and manufacturing services;
●	regulation by federal, state or local governments of the United States or other applicable jurisdictions;
●	general economic conditions, as well as economic conditions specific to the entertainment, party items, arts and crafts, and packaging industries;
●	the announcement of our entrance into a business combination or acquisition of a second company that has a material effect on us; and
●	various risks related to health epidemics, pandemics and similar outbreaks, such as the COVID-19 pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

The Company’s competitive advantage in its consumer products business is due in part to its ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to the Company than that of the technology replaced. That increase in costs, which may continue indefinitely or until increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect the Company’s results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in future years may not meet sales expectations due to various factors, such as the failure to accurately predict market demand, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products may depend on the Company’s ability to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. The Company’s investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could erode profits if those expectations are not met.

Defects in our products could reduce our revenue, increase our costs, burden our engineering, and marketing resources, involve us in litigation and adversely affect us.

Our success in our consumer products business will depend on our ability to avoid, detect, and correct defects in our products. We may not be able to maintain products that are free from defects. Although we have taken steps to prevent defects, our products could suffer such defects. The occurrence of such defects or malfunctions could result in physical harm to the patrons of our customers and the subsequent termination of agreements, cancellation of orders, product returns, and diversion of our resources. Even if our customers do not suffer financial losses, customers may replace our products if they do not perform according to expectations. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and/or loss of sales. In addition, the occurrence of defects in our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our ability to do business in certain jurisdictions.

Our products could be recalled.

The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation.

The effects of health pandemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business and operations have been and could in the future be adversely affected by health pandemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers, suppliers and manufacturers operate, and are significantly impacting economic activity and financial markets.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, and the communities in which we operate. A wide range of governmental restrictions were previously, and may again be, imposed on our employees, customers, suppliers and manufacturers’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing and customer service efforts, delay and lengthen our sales cycles, decrease our employees’, suppliers’ and manufacturers’ productivity, reduce our customers’ spending on our products, or create operational or other challenges, any of which could harm our business, results of operations and financial condition. For example, the COVID-19 outbreak caused disruptions in our manufacturers’ operations in Asia, which resulted in delays in the shipment of products to certain of our customers.

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our employee base and technology development and secure alternative suppliers and manufacturers, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

Risks Related to Lomotif

There is no guarantee that we may realize the expected benefits from our investments in ZVV, our joint venture with ZASH which owns an 80% interest in Lomotif, and may successfully integrate Lomotif with our other businesses including those we have acquired or intend to acquire to complement Lomotif’s business such as AdRizer and to further our plan to disrupt the media and entertainment industry.

Acquisitions have been and may continue to be an important component of our growth strategy as we transition to be focused on the development of digital media and content technologies; however, we will need to integrate these acquired businesses and assets successfully in order for our growth strategy to succeed and for us to become profitable. In July 2021, ZVV, a joint venture of Vinco Ventures and ZASH, completed the acquisition of 80% of the outstanding equity interest in Lomotif, which we believe was a key step taken to achieve our plan to build a media and entertainment company worldwide with users around the world that allows us to leverage our content globally. In addition, in February 2022, we completed an acquisition of AdRizer, a full-service tracking platform for advertisers seeking ROI optimization and digital analytics, which we believe can complement Lomotif’s business and help to monetize Lomotif’s platform. In reviewing potential acquisitions or investments, we target brands, assets or companies that we believe offer attractive products, technologies or offerings, the ability for us to leverage our offerings, opportunities to drive our brands, competencies, or other synergies. However, there is no guarantee that our acquisitions and investments, including our investments in ZVV and Lomotif, will be successful or beneficial as we expected, and such acquisitions and investments can consume significant amounts of management attention and other resources. Loss in our investments or failure to integrate our acquired businesses in a cost-efficient and effective manner may negatively impact our business, financial condition, operating results, and stock price.

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

As a private company, Lomotif was not subject to the requirements of the Exchange Act, with respect to internal control over financial reporting. As of December 31, 2021, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified by the Exchange Act rules and regulations. See “—Risks Related to Our Company—If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.” The integration of Lomotif into our internal control over financial reporting may require significant time and resources from our management and other personnel and may increase our compliance costs. If we fail to successfully integrate these operations, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and stock price.

As of December 31, 2021, Lomotif had not generated any significant revenues and is likely to continue to experience significant net losses for the foreseeable future. Lomotif has a limited operating history upon which investors can evaluate its future prospects, and our strategies and efforts to monetize the Lomotif platform and grow revenue may not succeed

As of December 31, 2021, Lomotif had not generated any significant revenues and had experienced significant net losses since inception and, given the significant operating and capital expenditures associated with its business plans, we anticipate it will continue to incur net losses and significant negative cash flows for the foreseeable future. If Lomotif ever does achieve profitability, of which no assurances can be given, Lomotif may be unable to sustain or increase such profitability. To achieve and sustain profitability, Lomotif will need to accomplish numerous objectives, including attracting and substantially increasing the number of users, content creators, influencers, and paying advertisers on its platform, securing tipping point scale of user adoption, developing sources of revenue and economies of scale. There is a significant risk that Lomotif will be unable to achieve these objectives, which would damage its business and could lead to the loss of our investment in Lomotif.

Lomotif does not have a history of significant revenue generation upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of Lomotif must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a new business in a market in which there are larger and more established competitors. The risks include, but are not limited to, our ability to: develop new sources of revenue using the Lomotif platform and content; monetize the Lomotif platform; attract new users and retain users; encourage purchases by advertisers; continue developing innovative products, services and technologies in response to user demand; increase brand awareness through marketing and promotional activities; react to changes in user access to and use of the internet; expand into new market segments; integrate new devices, platforms and operating systems; take advantage of any growth in the relevant markets; compete successfully for users, influencers, advertisers, publishers, and business partners with other video-sharing and streaming platforms; and protect Lomotif’s intellectual property and ensure compliance with applicable laws and regulations including those relating to data privacy. There are no assurances that Lomotif can successfully address these challenges and achieve its growth goals in a cost-effective manner.

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

To continue to support the business objectives of Lomotif, Lomotif has an ongoing need for additional funding. As of December 31, 2021, we have provided ZVV with $125,000,000 in funding in the form of capital contributions and have advanced approximately $29,826,000 to ZVV for the purpose of funding Lomotif, including its promotional and marketing expenses. Of this aggregate amount, ZVV used$109,765,000 for the purchase of an 80% equity interest in Lomotif, and to fund loans of $18,950,000 to ZASH and PZAJ Holdings, LLC (“PZAJ”) primarily related to development and production costs of entertainment content that the Company plans to distribute through the Lomotif platform among other distribution channel. The source of such funding has been the sale of our convertible notes and warrants in numerous financing transactions and the release of funds to us from a control account upon the conversion of a portion of our warrants. We expect to continue funding ZVV, Lomotif and PZAJ with the proceeds of the financing transactions that we have already completed, and may in the future need to complete additional financing transactions for the purpose of funding ZVV, Lomotif and PZAJ. Such financing transactions have been and may in the future be dilutive to our stockholders.

Lomotif has incurred losses since its inception and has a present need for additional funding from us or ZVV. For the foreseeable future, we expect to fund ZVV for the purpose of funding Lomotif. A great portion of our prior funding to Lomotif and ZASH (through ZVV) has been spent for developing and acquiring a variety of content for Lomotif, LoMoTV and LoMo Records, and we expect there is an ongoing need for funding to support this operational objective to retain and increase Lomotif’s user base. The financing transactions that we have completed to date, involving the sale of our convertible notes and warrants, have been dilutive to our stockholders, and any future equity financing transactions that we may need to complete in order to raise additional funding to fund our growth objectives with respect to Lomotif and PZAJ, will be dilutive to our stockholders. In addition, to support Lomotif’s effort to monetize its platform, we acquired AdRizer and may decide to acquire or invest in other businesses, technologies, and assets, which we believe can complement Lomotif’s current business activities, both financially and strategically. We may need additional equity financing for future acquisitions or investments, or we may issue our securities as consideration for such acquisitions, each of which would further dilute our stockholders and may adversely affect our stock price. There are no assurances that we will be able to raise any additional needed capital on terms acceptable to us. If we are unable to obtain sufficient amounts of additional capital to fund our growth objectives with respect to Lomotif and PZAJ and any future acquisitions, we may be required to reduce the scope of our planned growth or otherwise alter our business objectives and operations, which could harm our business, financial condition, operating results, and stock price.

Lomotif’s business is highly competitive, and the industry is characterized by constant change. In order to compete Lomotif may need to rapidly evolve its business model and continuously innovate its technologies or to design features that meet the expectations of its users to retain and grow the number of users, advertisers and business partners on the platform.

Social platforms are characterized by constant change, including rapid technological evolution, continual shifts in customer demands and preferences, frequent introductions of new products and services and the constant emergence of new industry standards and practices. In addition, short videos and streaming, each as a content format, may be replaced by new content formats. Lomotif’s success will depend, in part, on its ability to respond to these changes in a cost-effective and timely manner; failure to do so may cause Lomotif’s user base to shrink and user engagement to decline, thereby materially and adversely affecting its results of operations. Lomotif began operations in 2015 and has continuously changed and upgraded the technology and features on which its platform relies. Lomotif recently launched LoMoTV and LoMo Records with ZASH to introduce new content and services to its platform, engage new segments of users, and develop potential new revenue sources.

Lomotif faces significant competition in the market of social platforms including companies operating worldwide established video-sharing social platforms such as TikTok, Kuaishou, Snapchat and Instagram. Some of its current and potential competitors have significantly greater resources and better competitive positions in certain markets than it does. These factors may allow its competitors to respond more effectively than Lomotif to new or emerging technologies and changes in market requirements. Lomotif’s competitors may develop products, features, or services that are similar to its or that can achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In launching and increasing various streaming services, such as LoMoTV and LoMo Records, Lomotif also faces competition from traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers which are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from licensors and influencers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. As a result, Lomotif’s competitors may acquire and engage users at the expense of the growth or engagement of Lomotif’s user base, which may negatively affect its business and financial results.

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

If Lomotif fails to retain its existing users, keep them engaged or acquire new users in a cost-efficient manner, its business, financial condition, results of operations and prospects may be materially and adversely affected. A majority of Lomotif’s current user base is not in the United States and it may not be able to gain a significant number of users in the United States as quickly or as cost effectively as it experienced with other jurisdictions, and will likely need to change or enhance its technology platform to accommodate a user base in the United States at scale.

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

Lomotif’s success depends on its ability to provide Lomotif users with engaging content, whether through its platform or the associated LoMoTV and LoMo Records, which in part depends on the content contributed by its users, influencers, publishers and other content creators and licensors. If its existing and target content contributors, including influencers, celebrities, artists, athletes, journalists, sports teams, media outlets and brands, publishers, and other users, are not interested in contributing, or do not continue to contribute engaging content to Lomotif, user growth, retention, and engagement may decline. That, in turn, may impair Lomotif’s ability to maintain good relationships with its advertisers and business partners or attract new advertisers and business partners, which may seriously harm its business.

Lomotif faces risks related to third parties on which it relies and with whom it does business. Changes to third-party operating systems, networks, mobile devices, third-party standards, mobile application distribution channels, targeting and measurement tools or third-party terms of service may negatively affect Lomotif’s business. In addition, Lomotif may fail to partner with third-party platforms that integrate with its platform or other products which could harm its business.

Lomotif’s current and expected operations are dependent on:

●	Electronics manufacturers and their technical standards requirements for their devices,
●	Whether electronics manufacturers make Lomotif available on their platforms,
●	Whether speech-based searches and functions will find or work with the Lomotif platform,
●	Whether manufacturers, search engine algorithms and app stores may show users Lomotif’s platform,
●	Compatibility with third-party operating systems to support Lomotif’s platform and all its features,
●	The availability of complex networks and the dependability of mobile devices to connect to networks,

●	Targeting and measuring tools to collect user data so that Lomotif can drive advertisement revenues,
●	Third-party terms of service being reasonable or else terms with which Lomotif is able to comply,
●	Third-parties maintaining their standards of service and complying with rules and regulations,
●	Influencers and other content contributors,
●	Advertising agencies and advertisers,
●	Third-party platforms and websites integrating certain tools and functions,
●	Third-parties partnering with Lomotif to drive users to its platform or otherwise working with Lomotif to create an integrated user experience between platforms, and
●	Third-party online payment providers and processors.

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

Given the multiple-year duration and largely fixed cost nature of certain content commitments, if user acquisition and retention do not meet expectations, margins may be adversely impacted. Payment terms for certain content commitments, such as content LoMoTV or LoMo Records directly produces or will produce, may typically require more up-front cash payments than other content licenses or arrangements whereby Lomotif does not cashflow the production of such content. To the extent revenue growth does not meet expectations, Lomotif’s liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of certain content commitments may limit flexibility in planning for, or reacting to changes in Lomotif’s business and the market segments in which Lomotif operates. If LoMoTV or LoMo Records licenses or produces content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, the acquisition and retention of users may be adversely impacted and, given the long-term and fixed cost nature of certain of Lomotif’s content commitments, it may not be able to adjust its content offering quickly and its results of operation may be adversely impacted.

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

Goodwill is a significant asset on Lomotif’s balance sheet. Under U.S. generally accepted accounting principles, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2021, we had recorded a total of [$120,320,054] of goodwill and intangible assets, net related to our acquisition of Lomotif. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets.

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

Complying with emerging and changing international requirements may cause Lomotif to incur substantial costs or require Lomotif to change its business practices. Non-compliance could result in significant penalties or legal liability as well as reputational harm. Data protection, privacy, and other laws and regulations, including those in Europe and the United States, may impose varying obligations. Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws are often uncertain. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with Lomotif’s data practices. These legislative and regulatory proposals, if adopted, and such interpretations could, in addition to the possibility of fines and reputational harm, result in an order requiring Lomotif to change it data practices, which could have an adverse effect on its business and results of operations. Complying with these various laws could cause Lomotif to incur substantial costs or require Lomotif to change its business practices in a manner adverse to the business.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase Lomotif’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase Lomotif’s potential liability and adversely affect its business.

Lomotif faces risks and uncertainties arising from laws, regulations, rules and the political and economic climate in the jurisdictions across the globe within which it does business, including, without limitation, the United States, Brazil, India, Russia and Singapore.

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

Risk Related to AdRizer

There is no guarantee that we will realize the expected benefits from our acquisition of AdRizer or successfully integrate AdRizer with our other businesses or investments such as Lomotif and Honey Badger.

In February 2022, we completed the acquisition of AdRizer, a provider of technology solutions that automate the use of artificial intelligence for digital advertising analytics and programmatic media buying. We plan to integrate the AdRizer platform and Honey Badger with the Lomotif short form video app in an effort to monetize Lomotif’s content creation and streaming capabilities. There is no guarantee that our efforts to integrate these platforms will be successful or beneficial as we expect, and such integration efforts may consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business. See “—Risks Related to Our Company—Our growth strategy includes pursuing opportunistic acquisitions of additional brands, and we may not find suitable acquisition candidates or successfully operate or integrate any business that we may acquire,” “—Risks Related to Our Company—We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization,” and “—Risks Related to Lomotif—There is no guarantee that we will realize the expected benefits from our investments in ZVV, our joint venture with ZASH which owns an 80% interest in Lomotif Private Ltd., or successfully integrate the Lomotif app with our other businesses such as AdRizer and Honey Badger or any businesses we may acquire in the future.”

If we fail to successfully integrate AdRizer into our internal control over financial reporting, the integrity of our financial reporting could be further compromised, which could have a material adverse effect on our reported financial results.

As a private company, AdRizer was not subject to the requirements of the Exchange Act, including those pertaining to internal control over financial reporting. The integration of AdRizer into our internal control over financial reporting may require significant time and resources from our management and other personnel and may increase our compliance costs. As of December 31, 2021, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified by the Exchange Act rules and regulations. See “—Risks Related to Our Company—If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.” If we fail to successfully integrate AdRizer into our internal control over financial reporting, the integrity of our financing reporting could be further compromised. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately and timely report our financial results, the market’s perception of our business, our stock price and our ability to raise additional capital on acceptable terms or at all.

The digital advertising industry is intensely competitive, and if AdRizer does not effectively compete against current and future competitors, AdRizer’s and our business, results of operations, and financial condition could be harmed.

AdRizer operates in a highly competitive and rapidly changing industry that is subject to changing technology and customer demands and that includes many companies providing competing solutions. With the introduction of new technologies and the influx of new entrants into the market, we expect competition to persist and intensify in the future, which could harm AdRizer’s and our ability to increase revenue and profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend.

AdRizer competes with privately-held companies and with public companies such as AdMob, The Trade Desk, Inc., Perion Network Ltd., and Cardlytics, Inc., AdRizer’s current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships or offer services at lower prices. Increased competition may result in reduced pricing for AdRizer’s products and services, increased sales and marketing expense, longer sales cycles or a decrease of AdRizer’s market share, any of which could negatively affect AdRizer’s and our revenue, profitability and future operating results and ability to grow our business. These companies may also have greater brand recognition than we have, actively seek to serve AdRizer’s market, and have the power to significantly change the nature of the marketplace to their advantage. Some of AdRizer’s larger competitors may have substantially broader product and service offerings and may leverage their relationships based on other products and services or incorporate additional functionality into existing products and services to gain business in a manner that may discourage customers from using AdRizer’s products and services, including through selling at zero or negative margins or product bundling with other products and services which they provide at reduced prices. Customers may prefer to purchase advertising on their own or through another platform without using AdRizer’s buy-side products and services. Potential customers may also prefer to leverage larger sell-side platforms rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. AdRizer may also experience negative market perception as a result of being a smaller company than its larger competitors.

AdRizer may also face competition from companies that we do not yet know about or do not yet exist. If existing or new companies develop, market or resell competitive high-value marketing products or services, acquire one of AdRizer’s existing competitors or form a strategic alliance with one of AdRizer’s competitors, AdRizer’s ability to compete effectively could be significantly compromised and our results of operations could be harmed.

High customer concentration exposes AdRizer to various risks faced by its major customers and may subject AdRizer to significant fluctuations or declines in revenues.

A limited number of AdRizer’s major customers have contributed a significant portion to its revenues in the past. AdRizer’s revenue from the top 5 largest customers accounted for approximately 90% and 91% of its total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. Its revenue from its top ten largest customers accounted for approximately 96% and 96% of its total revenues in the fiscal years ended December 31, 2021 and 2020, respectively. Although AdRizer continually seeks to diversify its customer base, and we intend to integrate AdRizer with our other businesses including the Lomotif app to increase our total consolidated revenues, we cannot assure you that the proportion of our revenues contributed by these customers to AdRizer’s or our total revenues will decrease in the near future. Dependence on a limited number of customers exposes us to the risk of substantial losses resulting from the loss or financial impairment of any of those customers. Specifically, any one of the following events, among others, may cause material fluctuations or declines in AdRizer’s revenues and have a material and adverse effect on our business, financial condition, results of operations and prospects:

●	an overall decline in the business of one or more of AdRizer’s significant customers;

●	the decision by one or more of AdRizer’s significant customers to switch to its competitors;

●	AdRizer’s agreement to reduce the prices of its products and services purchased by one or more of its significant customers; or

●	the failure or inability of any of AdRizer’s significant customers to make timely payment for its products and services.

AdRizer often has long sales cycles, which can result in significant time between initial contact with a prospect and onboarding a customer, making it difficult to project when, if at all, it will obtain new customers and when it will generate revenue from those customers.

When purchasing AdRizer’s products and services, AdRizer’s customers and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective customers, longer sales cycles and delays in completing transactions. Depending on the size of a prospective customer’s business and its needs, AdRizer’s sell-side sales cycle often has a duration of 3-to-6 months, while its buy-side business sales cycle often has a duration of 1-to-2 months. As part of AdRizer’s sales cycle, it may incur significant expenses before it generates any revenue from a prospective customer. We have no assurance that the substantial time and money spent on AdRizer’s sales efforts will generate significant revenue or increase profitability. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that AdRizer will be unable to recover any of these expenses. AdRizer’s sales efforts involve educating its customers about the use, technical capabilities and benefits of its platform, and working through technical connections and troubleshooting technical issues with prospective customers. Some of AdRizer’s customers undertake an evaluation process that frequently involves not only its platform but also the offerings of its competitors. As a result, it is difficult to predict when AdRizer will obtain new customers and begin generating revenue from these new customers. Even if AdRizer’s sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses AdRizer’s platform and therefore the amount of revenue AdRizer generates, and it may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, AdRizer may not be able to add customers, generate additional revenue, as quickly as we may expect, which could harm AdRizer’s and our growth prospects.

AdRizer’s future success and revenue growth are greatly dependent on adding new customers, effectively educating and training its existing customers on how to make full use of its platform and increasing usage of its platform by its customers.

AdRizer’s future success will be greatly dependent on regularly adding new customers and increasing its customers’ usage of its platform. AdRizer’s contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use AdRizer’s platform or maintain or increase their use of the platform. AdRizer’s agreements with its customers allow them to change the amount of spending on its platform or terminate its services with limited notice. AdRizer’s customers typically have relationships with different providers and there is limited cost to moving budgets to AdRizer’s competitors. AdRizer’s customers may also choose to decrease their overall advertising spend for any reason. Accordingly, AdRizer must continually work to win new customers and retain existing customers, increase their usage of its platform and capture a larger share of their advertising spend. AdRizer may not be successful in educating and training customers, particularly the newer customers, on how to use its platform, in order for its customers to get the most benefit from its platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of AdRizer’s platform for any other reason, or if AdRizer fails to attract new customers, its revenue could stagnate or decline, which would materially and adversely harm AdRizer’s and our business, results of operations, and financial condition. We cannot assure you that AdRizer’s customers will continue to use and increase their spend on AdRizer’s platform or that AdRizer will be able to attract a sufficient number of new customers to continue to grow AdRizer’s business and revenue. If customers representing a significant portion of AdRizer’s business decide to materially reduce their use of its platform or cease using the platform altogether, AdRizer’s revenue could be significantly reduced, which could have a material adverse effect on AdRizer’s and our business, operating results and financial condition. AdRizer may not be able to replace customers who decrease or cease their usage of its platform with new customers that will use its platform to the same extent.

AdRizer must provide value to both publishers and buyers of advertising without being perceived as favoring one over the other or being perceived as competing with them through AdRizer’s service offerings.

AdRizer provides a platform that intermediates between publishers seeking to sell advertising space and buyers seeking to purchase that space. If AdRizer were to be perceived as favoring one side of the transaction to the detriment of the other, or presenting a competitive challenge to their own businesses, demand for AdRizer’s platform from publishers or buyers could decrease and AdRizer’s business, results of operations and financial condition would be adversely affected.

AdRizer is subject to payment-related risks and, if its customers do not pay or dispute their invoices, AdRizer’s business, financial condition and operating results may be adversely affected.

AdRizer may be involved in disputes with agencies and their advertisers over the operation of its platform, the terms of AdRizer’s agreements or its billings for purchases made by them through AdRizer’s platform. If AdRizer is unable to collect or make adjustments to bills to customers, AdRizer could incur write-offs for bad debt, which could have a material adverse effect on its results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and AdRizer’s bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on AdRizer’s business, financial condition and operating results. Even if AdRizer is not paid by its customers on time or at all, AdRizer is still obligated to pay for the advertising inventory it has purchased for the advertising campaign, and as a consequence, AdRizer’s results of operations and financial condition would be adversely impacted.

AdRizer and its customers set up campaigns on our platform using a number of available variables. While AdRizer’s platform includes several checks and balances, it is possible for human error to result in significant over-spending. AdRizer offers a number of protections such as daily or overall spending caps. However, despite these protections, the risk of overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a customer with a high credit limit enters an incorrect daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. AdRizer’s potential liability for such errors may be higher when they occur in situations in which AdRizer is executing purchases on behalf of a customer rather than the customer using the self-service feature of AdRizer’s platform. While AdRizer’s customer contracts state that customers are responsible for media purchased through AdRizer’s platform, AdRizer is ultimately responsible for paying the inventory providers and it may be unable to collect when such errors occur.

The market for programmatic advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, AdRizer’s and our business, growth prospects and results of operations would be adversely affected.

The substantial majority of AdRizer’s revenue has been derived from customers that programmatically purchase or sell advertising inventory through its platform. We expect that spending on programmatic ad buying and selling will continue to be AdRizer’s primary source of revenue for the foreseeable future, and that its revenue growth will largely depend on increasing spend through its platform. The market for programmatic ad buying is an emerging market, and AdRizer’s current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, reducing its growth potential. Because this industry is relatively new, AdRizer will encounter risks and difficulties frequently encountered by early-stage companies in similarly rapidly evolving industries, including the need to:

●	maintain its reputation and build trust with advertisers and digital media property owners;

●	offer competitive pricing to publishers, advertisers and digital media agencies;

●	maintain quality and expand quantity of its advertising inventory;

●	continue to develop, launch and upgrade the technologies that enable AdRizer to provide its solutions;

●	respond to evolving government regulations and industry practice relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of its business;

●	identify, attract, retain and motivate qualified personnel; and

●	cost-effectively manage AdRizer’s operations.

If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for AdRizer’s platform, and AdRizer’s and our business, growth prospects and financial condition would be adversely affected. In addition, revenue may not necessarily grow at the same rate as spend on AdRizer’s platform. Growth in spend may outpace growth in our revenue from AdRizer as the market for programmatic advertising matures due to a number of factors including quantity discounts and product, media, customer and channel mix shifts. A significant change in revenue as a percentage of spend could reflect an adverse change in AdRizer’s and our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.

Operational and performance issues with AdRizer’s platform, whether real or perceived, including a failure to respond to technological changes or to upgrade its technology systems, may adversely affect AdRizer’s and our business, operating results and financial condition.

AdRizer depends upon the sustained and uninterrupted performance of its Cortex technology platform to manage its advertising inventory supply; acquire advertising inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to its financial systems. If AdRizer’s platform cannot scale to meet demand, if there are errors in its execution of any of these functions on its platform, or if AdRizer experiences outages, then its business may be harmed.

AdRizer’s Cortex technology platform is complex and multifaceted. Operational and performance issues could arise from the platform itself or from outside factors, such as cyberattacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. AdRizer’s Cortex technology platform also relies on third-party technology and systems to perform properly. It is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, AdRizer’s platform or such other computing environments. Operational and performance issues with AdRizer’s platform could include the failure of its user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming its databases, server failure or catastrophic events affecting one or more server facilities. While AdRizer has built redundancies in its systems, full redundancies do not exist. Some failures will shut AdRizer’s platform down completely, others only partially. AdRizer provides service-level agreements to some of its customers, and if its platform is not available for specified amounts of time or if there are failures in the interaction between AdRizer’s platform, partner platform and third-party technologies, AdRizer may be required to provide credits or other financial compensation to its customers.

As we grow AdRizer’s business, we expect to continue to invest in technology services and equipment. Without these improvements, AdRizer’s operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in its platform, any of which could negatively affect AdRizer’s reputation and ability to attract and retain customers. AdRizer faces intense competition in the marketplace and needs to keep up with rapidly changing technology, evolving industry standards and consumer needs, regulatory changes, and the frequent introduction of new solutions by its competitors. AdRizer’s future success will depend in part upon its ability to enhance its platform and to develop and introduce new features and solutions in a timely manner with competitive prices that also meet the evolving needs of existing and prospective customers. AdRizer may not be able to maintain its existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. In addition, the expansion and improvement of AdRizer’s systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that AdRizer’s and our business will grow. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop AdRizer’s systems and infrastructure in a timely fashion, AdRizer’s and our growth prospects and results of operations could be adversely affected.

Operational and performance issues with AdRizer’s Cortex technology platform could also result in negative publicity, damage to its brand and reputation, loss of or delay in market acceptance of its platform, increased costs or loss of revenue, loss of the ability to access its platform, loss of competitive position or claims by customers for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of AdRizer’s business, any of which may adversely affect our operating results and financial condition.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect AdRizer’s business and results of operations.

AdRizer’s Cortex technology platform is currently hosted and managed on Amazon Web Services and takes full advantage of open standards for processing, storage, security and big data technology. Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect AdRizer’s and our business, results of operations and financial condition. AdRizer’s business is heavily dependent upon highly complex data processing capability. The ability of AdRizer’s Cortex technology platform hosts and managers to protect these data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters is beyond AdRizer’s control and is critical to AdRizer’s ability to succeed.

The reliability of AdRizer’s product solutions is dependent on data from third-parties and the integrity and quality of that data.

Much of the data that AdRizer uses is licensed from third-party data suppliers, and AdRizer is dependent upon its ability to obtain necessary data licenses on commercially reasonable terms. AdRizer could suffer material adverse consequences if AdRizer’s data suppliers were to withhold their data from AdRizer. For example, data suppliers could withhold their data from AdRizer if there is a competitive reason to do so; if AdRizer breaches its contract with a supplier; if they are acquired by one of AdRizer’s competitors; if legislation is passed restricting the use or dissemination of the data they provide; if judicial interpretations are issued restricting use of such data; or if AdRizer is unable to acquire commercially useful data from its suppliers due to privacy changes recently made by Apple and expected to be made by Google with respect to tracking user activity across apps and websites. Additionally, AdRizer could terminate relationships with AdRizer’s data suppliers if they fail to adhere to AdRizer’s data quality standards. If a substantial number of data suppliers were to withdraw or withhold their data from AdRizer, or if AdRizer severs ties with its data suppliers based on their inability to meet AdRizer’s data standards, AdRizer’s ability to provide products and services to its customers could be materially adversely impacted, which could result in decreased revenue.

The reliability of AdRizer’s solutions depends upon the integrity and quality of the data in AdRizer’s database. A failure in the integrity or a reduction in the quality of AdRizer’s data could cause a loss of customer confidence in AdRizer’s solutions, resulting in harm to the AdRizer brand, loss of revenue and exposure to legal claims. AdRizer may experience an increase in risks to the integrity of its database and quality of AdRizer’s data as AdRizer moves toward real-time, non-identifiable, consumer-powered data through its products. AdRizer must continue to invest in its database to improve and maintain the quality, timeliness and coverage of the data if AdRizer is to maintain its competitive position. Failure to do so could result in a material adverse effect on AdRizer’s and our business, growth and revenue prospects.

If the non-proprietary technology, software, products and services that AdRizer uses are unavailable, have future terms it cannot agree to, or do not perform as it expects, AdRizer’s and our business, results of operations and financial condition could be harmed.

AdRizer depends on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of its platform and technology, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact AdRizer’s platform, its administrative obligations or other areas of its business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in AdRizer’s ability to provide its services, which could have a material adverse effect on AdRizer’s and our business, results of operations and financial condition.

Third parties control AdRizer’s access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or AdRizer’s and AdRizer’s customers’ ability to use data on AdRizer’s platform is otherwise restricted, AdRizer’s performance may decline and AdRizer may lose advertisers and revenue which could have an adverse effect on our business, operating results, and financial condition.

AdRizer’s ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on AdRizer’s ability to use or read cookies or device identifiers, track user activity across apps and websites or use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that AdRizer receives in order to comply (in their view) with the opt-out of sale provisions of the California Consumer Privacy Act of 2018 (the “CCPA”) or a potential federal privacy law, or with opt-out of behavioral advertising provisions under the California Privacy Rights Act (the “CPRA”), Virginia Consumer Data Protection Act (the “VCDPA”) or Colorado Privacy Act, then AdRizer’s service may prove to be less valuable to AdRizer’s customers and AdRizer may find it more difficult to generate revenue. Third parties, such as Apple and Google, on whose operating systems AdRizer and its data suppliers have historically relied for data or opportunities to serve advertisements, have recently imposed or are expected to impose in the future privacy restrictions that will require AdRizer to develop new advertising strategies which its customers may not deem successful, which could have a material adverse effect on AdRizer’s revenue.

Historically, digital advertising has relied primarily on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. AdRizer uses device identifiers to record information such as when an Internet user views an ad, clicks on an ad, or visits one of AdRizer’s advertiser’s websites or applications. Historically, AdRizer has used device identifiers to help it achieve the advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to AdRizer’s advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout AdRizer’s network of inventory. Historically, AdRizer has also used data associated with device identifiers to help AdRizer’s customers decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, AdRizer’s customers historically have relied on device identifiers to add information they have collected or acquired about users into AdRizer’s platform. Without such data, AdRizer’s customers may not have sufficient insight into an Internet user’s activity, which may compromise their and AdRizer’s ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of AdRizer’s platform or AdRizer’s ability to improve its platform and remain competitive.

Historically, digital advertising, including AdRizer’s platform, has made significant use of cookies to store device identifiers for the advertising activities described above. When AdRizer uses cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers, including Chrome, Firefox, Internet Explorer and Safari, allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers, Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge, block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by late 2023. Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, AdRizer’s business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact AdRizer’s business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement has had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could adversely impact AdRizer’s growth in this channel.

Some consumers also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer’s computer or mobile device. If more consumers adopt these measures, AdRizer’s business, operating results, and financial condition could be adversely affected. Ad-blocking technologies could have an adverse effect on AdRizer’s business, operating results, and financial condition if they reduce the volume or effectiveness and value of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). These ad blockers could place AdRizer at a disadvantage because AdRizer relies on third-party data, while some large competitors have troves of first-party data they use to direct advertising. Other technologies allow ads that are deemed “acceptable,” which could be defined in ways that place AdRizer or AdRizer’s advertisers at a disadvantage, particularly if such technologies are controlled or influenced by AdRizer’s competitors. Even if ad blockers do not ultimately have an adverse effect on AdRizer’s business, investor concerns about ad blockers could cause our stock price and ability to raise additional capital on acceptable terms or at all to be adversely impacted.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly pressing for more robust forms of consent and bringing enforcement actions against major platforms, including Amazon, Facebook, and Google, concerning their cookie consent mechanisms. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the ePrivacy Directive in some markets. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the General Data Protection Regulation (“GDPR”) and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU that provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. AdRizer may be required to, or otherwise may determine that it is advisable to, make significant changes in AdRizer’s business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the U.S. Federal Trade Commission (“FTC”), and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations address browser-based or similar “do not sell” signals. California’s CPRA and the Colorado Privacy Act similarly contemplate the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for rulemaking to develop these technical signals. To the extent a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by other states or by federal or foreign legislation or is agreed upon by standard setting groups, AdRizer may have to change AdRizer’s business practices, AdRizer’s customers may reduce their use of its platform, and AdRizer’s business, financial condition, and results of operations could be adversely affected.

AdRizer’s business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that AdRizer collects. AdRizer strives to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or AdRizer’s practices. We cannot assure you that AdRizer’s practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by AdRizer to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to AdRizer’s and our reputation, a loss in business, and proceedings or actions against AdRizer and us by governmental entities, consumers, retailers or others. AdRizer may also be contractually liable to indemnify and hold harmless other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that AdRizer stores or handles as part of operating the business. Any such proceeding or action, and any related indemnification obligation, could hurt AdRizer’s reputation, force us to incur significant expenses in defense of these proceedings, distract AdRizer’s and our management, increase our costs of doing business and cause consumers and retailers to decrease their use of AdRizer’s marketplace, and may result in the imposition of monetary liability. Furthermore, the costs of compliance with, and other burdens imposed by, the data and privacy laws, regulations, standards and policies that are applicable to the businesses of AdRizer’s customers may limit the use and adoption of, and reduce the overall demand for, AdRizer’s products and services.

A significant breach of the confidentiality of the information AdRizer holds or of the security of AdRizer or its customers’, suppliers’, or traffic partners’ computer systems could be detrimental to AdRizer’s and our business, reputation and results of operations. AdRizer’s business requires the storage, transmission and utilization of data. Although AdRizer has security and associated procedures, AdRizer’s databases may be subject to unauthorized access by third parties. Such third parties could attempt to gain entry to AdRizer’s systems for the purpose of stealing data or disrupting the systems, including through ransomware. We believe AdRizer has taken appropriate measures to protect its systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in AdRizer’s systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting AdRizer’s systems and the information it possesses. Furthermore, AdRizer faces increasing cyber security risks as it receives and collects data from new sources, and as AdRizer and its customers continue to develop and operate in cloud-based information technology environments. In the event that AdRizer’s protection efforts are unsuccessful, and AdRizer experiences an unauthorized disclosure of confidential information or the security of such information or AdRizer’s systems are compromised, AdRizer and we could suffer substantial harm. Any breach could result in one or more third parties obtaining unauthorized access to AdRizer’s customers’ data or its data, including personally identifiable information, intellectual property and other confidential business information. Such a security breach could result in operational disruptions that impair AdRizer’s ability to meet its customers’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of AdRizer’s security, AdRizer’s reputation could suffer irreparable harm, causing AdRizer’s current and prospective customers to reject its products and services in the future and deterring data suppliers from supplying AdRizer data. Further, AdRizer and we could be forced to expend significant resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, increased cyber security insurance costs and litigating and resolving legal and regulatory claims, all of which could divert the attention of AdRizer’s and our management and key personnel away from the business operations. In any event, a significant security breach could materially harm AdRizer’s and our business, financial condition and operating results.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by AdRizer to comply with these laws and regulations could substantially harm its business and results of operations.

AdRizer is subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or AdRizer’s practices. We cannot assure you that AdRizer’s practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by AdRizer to comply with any of these laws or regulations could result in damage to AdRizer’s and our reputation, a loss in business, and proceedings or actions against AdRizer and us by governmental entities or others. Any such proceeding or action could hurt AdRizer’s and our reputation, force AdRizer and us to spend significant resources in defense of these proceedings, distract our management, increase AdRizer’s and our costs of doing business, and cause consumers and retailers to decrease their use of AdRizer’s marketplace, and may result in the imposition of monetary liability. AdRizer may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on AdRizer’s websites and mobile applications or may even attempt to completely block access to AdRizer’s marketplace. Adverse legal or regulatory developments could substantially harm AdRizer’s business. In particular, in the event that AdRizer is restricted, in whole or in part, from operating in one or more jurisdictions, AdRizer’s ability to retain or increase AdRizer’s customer base may be adversely affected and AdRizer may not be able to maintain or grow its net revenues as anticipated.

If AdRizer fails to detect advertising fraud, it could harm its reputation and hurt its ability to execute its business plan.

As AdRizer is in the business of providing services to publishers, advertisers and agencies, AdRizer must deliver effective digital advertising campaigns. Despite AdRizer’s efforts to implement fraud protection techniques in AdRizer’s platforms, some of its advertising and agency campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers, known as “bots”, designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given digital advertising campaign and could harm AdRizer’s reputation. It may be difficult for AdRizer to detect fraudulent or malicious activity because AdRizer does not own content and relies in part on its digital media properties to control such activity. Industry self-regulatory bodies, the FTC and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If AdRizer fails to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and AdRizer’s reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with AdRizer’s products and services, refusals to pay, refund or future credit demands or withdrawal of future business.

AdRizer needs to protect its intellectual property or its operating results may suffer.

AdRizer’s ability to generate revenues is based substantially upon its proprietary intellectual property that it owns and protects through trade secrets and agreements with AdRizer’s employees to maintain ownership of any improvements to AdRizer’s intellectual property. AdRizer’s ability to generate revenues now and in the future is based upon maintaining a competitive technology advantage over AdRizer’s competition. AdRizer can provide no assurances that its Cortex technology platform will remain competitive, as many of AdRizer’s competitors have significantly more experience, more extensive infrastructure and are better capitalized than AdRizer.

Third parties may infringe AdRizer’s intellectual property and it may suffer competitive injury or expend significant resources enforcing its rights. As AdRizer’s business is focused on data-driven results and analytics, AdRizer relies heavily on proprietary information technology. AdRizer’s proprietary portfolio consists of various intellectual property including source code, trade secrets, and know-how. The extent to which such rights can be protected is substantially based on federal, state and common law rights as well as contractual restrictions. The steps AdRizer has taken to protect its intellectual property may not prevent the misappropriation of AdRizer’s proprietary information or deter independent development of similar technologies by others. If AdRizer does not enforce its intellectual property rights vigorously and successfully, AdRizer’s competitive position may suffer, which could harm its and our operating results.

AdRizer could incur substantial costs and disruption to its business as a result of any claim of infringement of another party’s intellectual property rights, which could harm AdRizer’s business and operating results.

Third parties may claim that one or more of AdRizer’s products or services infringe their intellectual property rights. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of AdRizer’s technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from AdRizer’s business operations. A claim of intellectual property infringement could force AdRizer to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject AdRizer to significant damages or to an injunction against development and sale of certain of AdRizer’s products or services.

AdRizer’s failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect its operations.

AdRizer’s future success depends in large part on its current senior management team including its chief executive officer Kenneth Bond and its ability to attract and retain other high-quality management and operating personnel. AdRizer’s senior management team’s in-depth knowledge of and deep relationships with the participants in AdRizer’s industry are extremely valuable to AdRizer. AdRizer’s business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. AdRizer’s failure to recruit and retain qualified personnel could hinder AdRizer’s ability to successfully develop and operate its business, which could have a material adverse effect on our financial position and operating results.

The complexity of AdRizer’s data products, processing functionality, software systems and services require highly trained professionals to operate, maintain, improve and repair them. While AdRizer presently has a sophisticated, dedicated and experienced team who have a deep understanding of AdRizer’s business, some of whom have been with AdRizer for years, the labor market for these individuals has historically been, and is currently, very competitive due to the limited number of people available with the necessary technical skills and understanding, compensation strategies, general economic conditions and various other factors. As the business information and marketing industries continue to become more technologically advanced, AdRizer anticipates increased competition for qualified personnel. The loss of the services of highly trained personnel like AdRizer’s current team of associates, or the inability to recruit and retain additional, qualified associates, could have a material adverse effect on AdRizer’s business, financial position or operating results.

AdRizer’s revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns and seasonality, particularly in the second and third quarters of each fiscal year, can make it difficult to predict AdRizer’s revenue and could adversely affect its business.

AdRizer’s business depends on the overall demand for advertising and on the economic health of AdRizer’s current and prospective publishers and advertisers. If advertisers reduce their overall advertising spending, AdRizer’s revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the third and fourth quarters of the calendar year to coincide with the annual holiday purchasing season, and buyers may spend more in the second and third quarters for seasonality and budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the second, third or fourth quarters, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on AdRizer’s revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make AdRizer’s solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect AdRizer’s business prospects. In particular, uncertainty regarding inflation, consumer demand and the ongoing impacts of COVID-19 on the economy in the United States may continue to cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of AdRizer’s products and services, and expose AdRizer to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand.

Any decrease in the use of the advertising channels that AdRizer is primarily dependent upon, failure to expand the use of emerging channels, or unexpected shifts in use among the channels in which AdRizer operates, could harm its growth prospects, business, operating results and financial condition.

AdRizer’s customers have historically used its platform to purchase mobile, display, and video advertising inventory from publishers. We expect that these will continue to be significant channels used by AdRizer’s customers for digital advertising in the future. We also believe that AdRizer’s revenue growth may depend on its ability to expand within mobile, video, and, in particular, connected television (“CTV”), and AdRizer has been, and is continuing to, enhance its presence in these channels. AdRizer may not be able to accurately predict changes in overall advertiser demand for the channels in which it operates and we cannot assure you that AdRizer’s investment in any channel or channels will benefit from or influence any changes in such demand. Any decrease in the use of mobile, display, and video advertising, whether due to customers losing confidence in the value or effectiveness of such channels, regulatory restrictions or other causes, or any inability to further penetrate CTV or enter new and emerging advertising channels, could adversely affect AdRizer’s business, operating results, and financial condition.

AdRizer’s success in the mobile channel depends upon its ability to provide advertising for mobile connected devices, the major operating systems or Internet browsers that run on them, and the thousands of applications that are downloaded onto them. The design of mobile devices, operating systems and browsers is controlled by third parties that may introduce new products or modify existing ones. In addition, cellular network carriers may affect AdRizer’s ability to access specified content on mobile devices. For example, Apple recently announced its intent to eliminate the Identifier for Advertisers from the iOS operating system, and Google has announced its intention to eliminate a similar tracking feature from the Android operating system in the future, which AdRizer, along with its competitors and other advertisers, historically have used to deliver targeted advertisements to consumers. While the effects of this development remain uncertain and have caused AdRizer to modify its advertising strategies, and would not prevent AdRizer from operating its bidding technology on Apple devices, it could reduce the value of the ad impressions it offers. If AdRizer cannot operate effectively with popular devices, operating systems, or Internet browsers, including Apple devices and the Apple iOS operating system and Google devices and the Android operating system, AdRizer’s business, operating results, and financial condition would be adversely affected. Even if AdRizer is successful in modifying its advertising strategies in response to such privacy changes by Apple and Google, investor concerns about such changes could cause our stock price and ability to raise additional capital on acceptable terms or at all to be adversely impacted.

Risks Associated with an Investment in our Common Stock

The market price of our shares may fluctuate significantly.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our actual or projected operating results, financial condition, cash flows, and liquidity, or changes in business strategy or prospects;

●	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

●	loss of a major funding source;

●	actual or anticipated accounting problems;

●	publication of research reports about us, or the industries in which we operate;

●	changes in market valuations of similar companies;

●	adverse market reaction to any indebtedness we incur in the future;

●	the announcement of our entrance into a business combination or acquisition of a second company that has a material effect on us;

●	speculation in the press or investment community;

●	price and volume fluctuations in the overall stock market from time to time;

●	general market and economic conditions, trends including inflationary concerns, and the current state of the credit and capital markets;

●	significant volatility in the market price and trading volume of securities of companies in our sector, which are not necessarily related to the operating performance of these companies;

●	changes in law, regulatory policies or tax guidelines, or interpretations thereof;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	operating performance of companies comparable to us;

●	short-selling pressure with respect to shares of our common stock generally;

●	uncertainty surrounding the strength of the United States economic recovery; and

●	the persistence of COVID-19 and the preventative measures implemented to help limit the spread of the illness in the United States or internationally which may continue to impact our business.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Your investment may suffer a decline in value as a result of the volatility of our stock.

The closing market price for our common stock has varied between a high of $10.82 on September 9, 2021, and a low of $2.03 on April 19, 2021, in the twelve-month period ended April 4, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $1.94 per share to an intra-day high of $12.49 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the other risk factors described in this section. The market price of our common stock may also be dependent upon the valuations and recommendations of the analysts who cover our business. If the results of our business do not meet these analysts’ forecasts, the expectations of investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.

In addition, the stock markets in general, and the markets for technology stocks in particular, have experienced significant volatility that has often been unrelated to the financial condition or results of operations of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and, consequently, adversely affect the price at which you could sell the shares that you hold. In the past, following periods of volatility in the market or significant price declines, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants or upon the conversion of convertible notes, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.

Historically, we have raised capital through equity issuances, used our shares of common stock to satisfy our outstanding debt obligations, as equity compensation, and as consideration for acquisitions and we expect to continue to do so in the future. The number of new shares of our common stock issued in connection with raising capital, satisfying our outstanding debt obligations, or as consideration for acquisitions, could constitute a material portion of the then-outstanding shares of our common stock. As of April 14, 2022, there were 28,274,454 shares issuable upon conversion of a total outstanding principal of $112,990,000 under our senior secured convertible notes, 160,701,887 shares subject to outstanding warrants, up to 10,000,000 shares to be issued pursuant our unit purchase agreement to acquire AdRizer, 80,000 shares subject to outstanding options under the Company’s equity incentive plans, 4,000,000 issuable under contingent purchase agreement, and an additional 3,267,040 shares reserved for future issuance under the Company’s equity incentive plans, which will become, or have already become, eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements, if any, Rule 144 under the Securities Act or in connection with their registration under the Securities Act. Sales or issuances of substantial amounts of our common stock in the public market, or the perception that these sales or issuances could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

If we take advantage of specified reduced disclosure requirements applicable to an “emerging growth company” under the JOBS Act, the information that we provide to stockholders may be different than they might receive from other public companies.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports, proxy statements, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we incur significant legal, accounting and other expenses. Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, if necessary, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs could materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. Additionally, in the event we are no longer a smaller reporting company, as defined under the Exchange Act, and we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent registered public accountants’ certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be listed on the Nasdaq Capital Market.

Some provisions of our Articles of Incorporation and Bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our Articles of Incorporation, our Board may issue additional shares of common or preferred stock. Our Board has the ability to authorize “blank check” preferred stock without future stockholder approval. This makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
●	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board, or
●	effecting an acquisition that might complicate or preclude the takeover.

Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our Articles of Incorporation require us to indemnify our directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law. Under Nevada law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

●	conducted himself or herself in good faith and reasonably believed that his or her conduct was in our best interests or at least not opposed to our best interests; and
●	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We currently intend to retain all of our future earnings to finance the growth and development of our business, and therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We believe it is likely that our board of directors will continue to conclude, that it is in the best interests of the Company and its stockholders to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We may be or may become the target of securities litigation, which is costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders may institute class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes pertinent details of our properties as of December 31, 2021:

Location	Owned or Leased	Lease Expiration	Primary Function
6 North Main Street Fairport, New York	Leased	Month to Month	Principal Executive Office

1 West Broad St. Suite 1004 Bethlehem, PA 18018	Leased	July 2022	Office space

909 New Brunswick Avenue Phillipsburg, NJ 08865	Leased	Month-to-Month	Office space

200 9th Ave North Suite 220 Safety Harbor, FL 34695	Leased	July 2024	Office space

20 Industrial Road Alpha, NJ 08865	Leased	Month-to-Month	Packaging and Logistics Center

2100 Palmetto St, Unit C Clearwater, FL 33765	Leased	August 2022	Packaging and Logistics Center

51 South Lincoln Avenue Washington, NJ 07882	Owned	Month-to-Month	Rental Property

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

In re CBAV1, LLC, Debtor, Chapter 11 Bankruptcy/In re Cloud b, Inc., Debtor Chapter 7 Bankruptcy

On October 30, 2020, CBAV1, LLC filed a voluntary petition under Chapter 11 of title 11 of the United States Code, as amended (the “Bankruptcy Code”). On October 30, 2020, Cloud b filed a voluntary petition under Chapter 7 of the Bankruptcy Code. On November 15, 2020, a prospective buyer entered into a non-binding letter of intent to purchase the CBAV1 Assets for $2,250,000. On December 18, 2020, CBAV1, LLC filed a motion to sell substantially of the CBAV1 Assets free and clear of all interests, liens, claims and encumbrances. On that same date, CBAV1, LLC also filed a motion to approve (i) certain procedures for the submission of bids in connection with the sale of substantially all of the assets, (ii) the break-up fee and expense reimbursement, (iii) scheduling an auction and (iv) scheduling a sale hearing. On January 21, 2021, the prospective buyer entered into an asset purchase agreement to buy the CBAV1 Assets for $2,250,000, on terms and conditions set forth therein. On March 12, 2021, the court approved the sale of the CBAV1 Assets to the winning bidder at the auction held on March 10, 2021 and March 11, 2021 for the total sum of $3,000,000 US, which includes a cash payment at closing scheduled for April 15, 2021 in the amount of $2,650,000 and additional payments in the amounts of $150,000 on April 15, 2022 and $200,000 on April 15, 2023.

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

Holders of Record

The Company had approximately 303 holders of record of our common stock as of April 14, 2022.

Dividends

We have not historically declared dividends on our common stock, and we do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by stockholders (1)(2)(3)(4)	80,000	$7.01	3,187,040
Equity compensation plans not approved by stockholders (1)	-	$-	-
Total	80,000	$7.01	3,187,040

(1)	The information presented in this table is as of April 14, 2022.

(2)	We originally adopted the Vinco Ventures, Inc. Omnibus Incentive Plan (the “Plan”) in December 2017, which was amended on February 9, 2018, provides for up to 1,764,705 (no shares remaining as of April 14, 2022) shares of common stock to be issued as stock-based incentives. Stock incentive awards under the Plan can be in the form of stock options, restricted stock units, performance awards, and restricted stock that are made to officers, directors, employees and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the awards. We believe awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

(3)	On July 15, 2020, the Company filed a Registration Statement on Form S-8 registering 1,764,705 shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan.

(4)	On September 4, 2021, the board of directors approved the Vinco Ventures, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 9,000,000 (3,267,040 remaining as of April 14, 2022) shares of common stock to help align the interests of management and our shareholders and reward our executive officers for improved Company performance. Stock incentive awards under the 2021 Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Except as set forth below, during the period covered by this Annual Report, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Overview

Vinco Ventures, formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., is a Nevada corporation incorporated on July 18, 2017. In connection with the acquisition of an 80% equity interest in Lomotif by ZVV, our joint venture with ZASH in 2021, and our recent acquisition of AdRizer, we are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to innovation, development and commercialization of digital media and content technologies. For a discussion of the platforms and businesses operated through our significant subsidiaries and consolidated variable interest entities, please see “Vinco Ventures: Focused on Digital Media and Content Technologies” under Item 1 Business of this Annual Report.

Significant Developments

For a discussion of completed and pending strategic transactions since the beginning of 2021, please see “Recent and Ongoing Strategic Transactions” under Item 1 Business of this Annual Report.

Covid-19 Pandemic

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic was in 2020 and occurred in the first quarter of 2020 resulting in a significant net sales decline as compared to the first quarter of 2019.

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

As a result of the impact of COVID-19, and the unknown future impact of the pandemic, we implemented cost control measures and cash management actions during 2020, including:

● Furloughed a significant portion of our employees in the first quarter of 2020;

● Implemented a 20% salary reductions across our executive team and other members of upper-level management in the first and second quarter of 2020;

● Executed reductions in operating expenses, planned inventory levels and non-product development capital expenditures throughout 2020; and

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

Principles of Consolidation

The consolidated financial statements include the accounts of Vinco Ventures, Inc. and its wholly-owned, majority owned subsidiaries and consolidated variable interest entities. In July 2022, our joint venture with Zash, ZVV, acquired an 80% equity interest in Lomotif. We determined that in accordance with variable interest entity accounting, we would consolidate the results and position of ZVV into our consolidated financial statements.

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

Long-Lived Assets

We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and identifiable media and influencer platforms. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. A significant percentage of the Company’s’ long term assets are intangibles assets and therefore, estimates regarding the fair value of these assets have a material impact on our financial statements.

Goodwill

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

The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, our business plan for the future and estimated results of future operations. Future events could cause us to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired. Goodwill is a significant percentage of the Company’s’ long term assets and therefore, estimates regarding the fair value of our goodwill have a material impact on our financial statements.

Warrant Accounting

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”.

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise Each warrant is initially recorded at fair value on date of grant using the Monte-Carlo simulation pricing model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant. A significant percentage of the Company’s’ long term liabilities are warrant liability and therefore, estimates regarding the fair value of our goodwill have a material impact on our financial statements.

Results of Operations

	Years Ended December 31,		Period over Period Change
	2021	2020	$	%
Revenues, net	$9,791,372	$12,016,305	$(2,224, 933)	-18.5%
Cost of revenues	7,312,602	9,570,205	(2,257,603)	-23.6%
Gross profit	2,478,770	2,446,100	32,670	1.3%
Gross profit %	25.32%	20.4%	5.60%	24.4%

Revenue

For the year ended December 31, 2021, revenues from continuing operations decreased by $2,224,000 or 18.5%, as compared to the year ended December 31, 2020. The decrease was due to the significant decrease in personal protection equipment sales experienced during 2021 as compared to 2020. The Company’s new line of business, including its Lomotif business line and related content creation and distribution, did not generate significant revenues during 2021 as those business lines concentrated on growing Lomotif’s user bases. In February, 2022, the Company acquired AdRizer, a digital advertising company, which is expected to be integrated into the Company’s media and entertainment platforms, including Lomotif, and to facilitate generating revenue for the Lomotif business lines. AdRizer is also generating revenue from its existing business.

Cost of Revenues

For the year ended December 31, 2021, cost of revenues decreased by $2,258,000 or 23.6%, as compared to the year ended December 31, 2020. The decrease was due to the significant decrease in personal protection equipment sales experienced during 2021 as compared to 2020.

Gross Profit

For the year ended December 31, 2021, gross profit increased by $33,000, or 1.3%, as compared to the year ended December 31, 2020. The increase reflected the impact of the Company replacing lost personal protection equipment sales with higher margin revenue from its Honey Badger and NFT business lines.

Operating Expenses

Selling, general and administrative costs

	Years Ended December 31,		Period over Period Change
	2021	2020	$	%
Selling, general and administrative costs
Compensation, benefits and payroll taxes	$8,863,457	$1,749,360	$7,114,097	406.7%
Depreciation and amortization	3,739,228	1,311,169	2,428,059	185.2%
Stock based compensation	43,380,758	3,266,764	40,113,995	1227.9%
Advertising, marketing and promotions	5,115,222	310,235	4,804,987	1548.8%
Legal and professional fees	12,004,766	1,394,577	10,610,189	760.8%
Selling, general and administrative costs	5,843,387	1,977,621	3,865,767	195.5%

Total selling, general and administrative costs	$78,946,818	$10,009,725	$68,937,093	688.7%

Selling, general and administrative costs (“SGA costs”) expenses increased significantly during 2021 as compared to 2020 due to a significant expansion of the Company’s activities requiring SGA costs as it transitioned into a digital media and entertainment company during 2021. Total operating expenses from continuing operations were $79,947,000 in 2021 as compared to $10,010,000 in 2020, an increase of $68,937,000. The largest increase was due to stock-based compensation, which increased $40,114,000, which represented 58.2% of the total year over year increase in SGA costs. The increase in stock-based compensation was primarily due to vesting of equity grants associated with the transition of the Company’s executive management teams during the fourth quarter of 2021, along with stock-based compensation due to stock options issued to Lomotif employees for shares of Lomotif, which is a VIE consolidated by the Company. The next largest increase in SGA costs between 2021 and 2020 was an increase of $10,660,000 in legal and professional fees, which were driven by professional fees associated with the acquisition of the Company’s share of Lomotif through ZVV, its joint venture with ZASH, along with increased audit and accounting costs, and legal and professional costs associated with the Company’s various new business lines and proposed spin-off of certain of its business lines. In addition, during 2021, the Company significantly increased its advertising, marketing and promotion cost as it worked to build the awareness of the Lomotif application in the United States and its other worldwide user bases, including India, Brazil and Nigeria. In addition, the Company’s compensation costs and general and administrative costs increased during 2021, driven by an increase in its employee headcount, primarily driven by the addition of Lomotif in July 2021.

Impairment

For the year ended December 31, 2021, there were impairment charges of $3,742,000 related to our annual impairment assessment of our consumer products business. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. There were no impairment charges for the year ended December 31, 2020 related our consumer products business.

Other Income (Expense)

	Years Ended December 31,		Period over Period Change
	2021	2020	$	%
Other Income (expense)
Rental income	$71,543	$102,815	$(31,272)	-30.4%
Interest income (expense)	(72,784,039)	(3,378,131)	(69,405,908)	2046.6%
Loss on issuance of warrants	(656,504,147)	-	(656,504,147)
Change in fair value of warrant liability	94,817,673	-	94,817,672
Change in fair value of investment	(840,000)	(22,000)	(818,000)	3718.2%
Loss on disposal of assets and interests in joint ventures	(1,194,311)	-	(1,194,311)	-124.3%
Other income	731,803	-	731,803

Total Other Expense	$(635,701,478)	$(3,297,316)	$(632,404,163)	19179.54%

Rental Income

Rental income was $71,543 for the year ended December 31, 2021 versus $102,815 in the previous year ended December 31, 2020. The decrease was due to the sale of a rental property during the year.

Interest expense

Interest expense was approximately $72,784,000 for the year ended December 31, 2021 versus approximately $3,378,000 in the previous year ended December 31, 2020. The increase in interest expense was related to the amortization of financing fees of the convertible notes issued to Hudson Bay Master Fund Ltd. (“Hudson Bay”) during 2021.

Loss of issuances of warrants

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant is initially recorded at fair value on date of grant using the sing the Monte-Carlo simulation pricing model and subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

During 2021, loss on issuances of warrants was approximately $656,504,000 while the change in fair value of warrant liability was an increase of $94,818,000, for a net other expense of approximately $561,686,000 due to warrants recognized by the Company for the year ended December 31, 2021.

Change in fair value of short term investment

Change in fair value of short-term investment was $840,000 for the year ended December 31, 2021 versus $22,000 for the year ended December 31, 2020, representing a decrease $818,000 or 3718%.

Loss on Disposal of Assets and Interests in VIE’s

Loss on disposal of assets and interests in VIE was approximately $1,194,000. The loss related to the dissolution of Ed Roses, LLC and a change in ownership related to Global Clean Solutions, LLC from 50% to 75%.

	Years Ended December 31,		Period over Period Change
	2021	2020	$	%

Loss Before Income Taxes	$(715,911,255)	$(10,860,941)	$(705,050,314)	6491.6%
Income tax expense	189,501	19,197	170,304	887.1%
Net loss	(716,100,756)	(10,880,138)	(705,220,618)	6481.7%

Net (loss) income attributable to noncontrolling interests	(8,039,914)	(554,382)	(7,485,532)	1350.02%
Net loss attributable to Vinco Ventures, Inc.	(708,060,842)	(10,325,756)	(697,735,086)	6757.2%
Net Loss from discontinued operations	(5,112,100)	5,185,260	(10,297,360)	-198.6%
Provision for income taxes for discontinued operations	-	12,940	(12,940)	-100.0%
Net loss attributable to Vinco Ventures, Inc.	$(713,172,942)	$(5,153,436)	$(708,019,506)	13738.8%

Net loss attributable to Vinco Ventures, per share	-	-
- Basic and Diluted	$(11.24)	$(0.49)	$(10.75)	2192.4%

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	63,471,699	10,514,010	52,957,689	503.7%

Income tax (benefit) expense

In 2021 and 2020, the Company recognized an income tax expense of $190,000 and $19,000, respectively, which were primarily driven by state tax liabilities. In general, the Company has reserved against recognizing the income tax benefit generated by the net operating losses it generated in 2021 and 2020.

Income (Loss) from discontinued operations

Income (loss) from discontinued operations represents the operations of Cloud B. which was divested in 2021. Loss from discontinued operations increased to $5,112,000 in 2021, compared to a gain of $5,185,000 in 2020.

Net Loss

The Company incurred a net loss of $713,173,000 during 2021 as compared to a net loss of $5,153,000 during 2020, a 13738.8% increase. The increase in net loss was primarily triggered by the impact of the Company’s requirement to recognize the fair value of warrants that the Company issued and the change in fair values of exercised and outstanding warrants during 2021. The total impact of warrant accounting was a net other expense of $561,686,000. In addition, stock based compensation was $43,381,000 during 2021. Each of these expense elements are affected by the fair value of the Company’s stock which is the market price of the Company’s common stock as traded on the Nasdaq Capital Market. During 2021, the Company experienced a wide range of prices from a low of $1.24 and high of $10.82 per share, which can have a significant impact on the fair market value of the Company’s warrants and equity compensation instruments of their grant dates, vesting dates and exercise dates. In the aggregate, these two cost elements constituted 84.8% of the Company’s net loss during 2021. The remaining increase in net loss during 2021 was driven by the increased size of the Company due to ZVV’s acquisition of an 80% equity interest in Lomotif and its transition into a media and entertainment Company, which caused the Company to increase its headcount, its sales and marketing activities, and its legal and professional fees incurred in connection with its acquisitions, contracts and proposed spin-off activities.

Cash Flows

During the years ended December 31, 2021 and 2020, our sources and uses of cash were as follows:

	Years Ended December 31,		Period over Period Change
	2021	2020	$	%

Net Cash used in Operating Activities	$(47,132,603)	$(2,438,926)	$(44,693,677)	1832.5%

Net Cash Used in Investing Activities	(118,643,961)	(1,648,489)	(116,995,472)	7097.1%

Net Cash provided by Financing Activities	353,139,384	3,924,052	349,215,332	8899.4%

Net (Decrease) Increase in Cash and Cash Equivalents	187,362,820	(163,363)	187,526,183	-114791.1%
Cash and Cash Equivalents - Beginning of Year	249,356	412,719	(163,363)	-39.6%
Cash and Cash Equivalents - End of Year	$187,612,176	$249,356	$187,362,820	75138.7%

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations for the year ended December 31, 2021 was $47,507,000, which included a net loss of $715,229,000 that included non-cash expense items which had a significant impact on the Company’s results. The use of cash for operations during 2021 reflected the costs incurred by the business, including the costs associated with the acquisition and subsequent operation and marketing and promotion of Lomotif, along with the large amount of professional fees incurred by the Company during the year. Net cash used in operating activities from continuing operations for the year ended December 31, 2020 was $2,439,000, which included a net loss of $6,307,000 that included $1,092,000 of cash provided by changes in operating assets and liabilities stock-based compensation of $3,242,000, depreciation and amortization of $1,354,000 and amortization of debt issuance costs of $2,358,000 offset by gains of divestitures of $4,912,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $118,644,000 and $1,648,000 for the years ended December 31, 2021 and 2020, respectively. Cash used in investing activities in 2021 was attributable to ZVV’s acquisition of an 80% equity interest in Lomotif and to loans made by the Company to ZASH, and for investment purposes to PZAJ

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 totaled $353,514,000, which related mostly to net proceeds from exercise of warrants and borrowings from convertible notes payable. Cash provided by financing activities for the year ended December 31, 2020 totaled $3,924,000, which related mostly to borrowings from notes payable.

Net Increase (Decrease) in Cash and Cash Equivalents

As a result of the cash activities described above, during 2021, the Company’s cash increased by $187,363,000 and as of December 31, 2021, the Company had $187,612,000 in cash and cash equivalents, which included $100,000,000 held in a restricted cash account.

Liquidity and Capital Resources

	As of December 31,		Period over Period Change
	2021	2020	$	%
Assets
Cash and cash equivalents	$87,612,176	$249,356	$87,362,820	35035.4%
Restricted cash	100,000,000	-	100,000,000
Other current assets	32,129,291	5,092,827	27,036,464	530.9%
Total current assets	219,741,467	5,342,183	214,399,284	4013.3%

Intangible assets, including goodwill	162,105,597	21,522,189	140,583,408	653.2%
Other long term assets	23,295,665	6,506,018	16,789,647	258.1%
	185,401,262	28,028,207	157,373,055	561.5%

Total Assets	$405,142,729	$33,370,390	$371,772,339	1114.1%

Liabilities
Accounts payables and accrued expenses	25,436,798	6,207,404	19,229,394	309.48%
Current portion of long-term debt	44,381,943	4,898,576	39,483,367	806.0%
Other current liabilities	270,805	179,683	91,122	50.7%
Total current liabilities	70,089,546	11,285,663	58,803,883	521.0%

Long -term debt	2,691,551	3,219,843	(528,292)	-16.4%
Warrant liability	198,566,171	-	198,566,171
Other long term liabilities	108,420	11,285,663	(11,177,243)	-99.0%

Total Liabilities	271,455,687	25,791,169	245,664,518	952.5%

As discussed above, the Company incurred significant losses during 2021, and has a history of losses since inception. In 2021, a significant percentage of its loss was driven by non-cash expenses items. When looking at the Company’s use of cash for operations, the Company used approximately $43 million in cash for operations which more closely reflected the expected cash requirements for the current business of the operations. To fund its operations, the Company will need to utilize its unrestricted cash on hand until it begins to generate positive cash flows from operations. As of December 31, 2021, the Company had $87,612,000 of unrestricted cash on hand, which is expected to provide the Company sufficient cash resources needed to maintain its operations for at least the next 12 months. Furthermore, the Company may determine it is in the best interests of the Company to pursue additional investments, acquisitions, or funding of marketing and promotional efforts as the Company expands its presence and capabilities within the digital media marketplace. To do so, the Company may require additional cash resources. As an example, in February 2022, the Company completed an acquisition of AdRizer, a digital advertising Company, which included a cash payment of $38,000,000 from the Company’s unrestricted cash balance. To offset this expense, the Company generated approximately $79,182,000 in net new funding from the exercise of warrants during January and February of 2022. The Company expects that it will continue to have access to financing, if needed, to pursue additional investments and acquisitions while its builds the profitability of its business.

In addition, if the Company is unable to raise capital through the sale of additional equity or the exercise of outstanding warrants, the Company believes it can implement steps that would alleviate any going concern issues, including but not limited to the following steps:

●	Borrow money under debt securities,
●	Extend maturities of existing debt securities,
●	Reduce headcount,
●	Reduce marketing and promotional activities,
●	Sell its subsidiaries.

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

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vinco Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vinco Ventures, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Assets and Liabilities Assumed in the Acquisitions of Lomotif Private Limited.(“Lomotif”), and Asset Acquisition of Emmersive Entertainment, Inc.(“Emmersive”)

Description of the Matter

During the year ended December 31, 2021, the Company completed the business acquisition of Lomotif Private Limited. for a net aggregate consideration of approximately $109.8 million and completed the asset acquisition of Emmersive Entertainment, Inc. for $7.6 million (based on the net fair values of shares reserved for future issuance and liabilities assumed).

Lomotif Private Limited.

As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of Lomotif for $109.8 million on July 24, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $27.0 million and a noncontrolling interest of $27.4 million and resulting goodwill of $116.1 million. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the identified intangible assets using the income approach. Such model requires significant assumptions. The Company estimated the fair value of the intangible assets using the income approach method (valuation method), which is a specific discounted cash flow method that required management to make significant estimates and assumptions related to future cash flows and the selection of implied rate of return and discount rates.

Emmersive Entertainment, Inc.

As discussed in Note 3 to the consolidated financial statements, the Company completed the asset acquisition of Emmersive for $7.6 million on April 17, 2021. The Company accounted for this transaction under the acquisition method of accounting for an asset purchase. As substantially all of the fair value of gross assets acquired being concentrated to a group of similar identifiable assets, coupled with limited inputs, processes and outputs, which did not meet the requirements to be considered a business acquisition. Accordingly, the purchase price was allocated, to the preferred shares reserved for future issuance of $7.4 million and assumed notes payable $0.2 million based on their respective fair values. The Company, with the assistance of a third party valuation specialist, estimated the fair value of the preferred shares reserved for future issuance using the a probability weighted expected return method, which is a form of the income approach that considers management’s estimates of the possible scenarios related to the achievement of the earnout along with the corresponding probability associated with each scenario.

How We Addressed the Matter in Our Audit

Auditing management’s assessment of fair value of the acquired assets and assumed liabilities is highly subjective and judgmental. Further changes in either the assumptions or method utilized may have a material impact on the fair value assigned to the acquired assets and liabilities assumed in the acquisitions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists to evaluate the reasonableness of management’s key assumptions used in developing the fair value estimates, such as: (i) forecasted revenue growth rates (ii) future cash flows and (iii) weighted-average cost of capital (iv) discount rate and (v) probability weighted expected return method.

Our audit procedures included, amongst others:

●	We obtained the purchase price allocation analyses from management and the third-party specialist engaged by management
○	We assessed the qualifications and competence of management and the third-party specialist; and
○	We evaluated the methodologies used to determine the fair values of the intangible assets.
●	We evaluated the reasonableness of management’s forecasts of future revenue growth rates and cash flows by inquiring with management to understand how the forecast was developed and comparing the projections to historical results and certain peer companies.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by using sensitivity analysis and ensuring the inputs to the valuations were reasonable for the methodology.

Valuation of Warrant Liabilities

As discussed in Note 15 to the consolidated financial statements, the Company issued warrants (“2021 Warrants”) to purchase shares of the Company’s common stock related to multiple private placements. The 2021 Warrants did not meet the criteria to be equity-classified. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the 2021 Warrants. Such valuation models require significant assumptions. The Company’s valuation specialist used a Geometric Brownian Motion based Monte Carlo simulation to project the underlying metric value to ultimately determine the fair value of the warrant liabilities. As of December 31, 2021, the fair value of the warrant liability was $198.6 million. The Monte-Carlo simulation pricing model fair valued the warrants utilizing assumptions of Dividend Yield, Expected Volatility, Risk-free Interest Rate and Fundamental Transaction Probabilities.

Our audit procedures over the warrant liabilities included, amongst others:

●	We agreed warrant grants and exercises to applicable agreements, warrant exercise notices and tested the Company prepared schedule for clerical accuracy.
●	We obtained an understanding of the factors considered and assumptions made by management and the Company’s valuation specialist in developing the estimate of the stock price volatility, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data and the methods used to calculate the estimates.
○	We assessed the qualifications and competence of management and the third-party specialist; and
○	We evaluated the methodologies used to determine the fair values of the warrant liabilities
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology by using sensitivity analysis and ensuring the inputs to the valuations were reasonable for the methodology.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

April 15, 2022

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets*
Current assets:
Cash and cash equivalents	$87,612,176	$249,356
Restricted cash	100,000,000	-
Short-term investments	178,000	1,018,000
Accounts receivable, net	1,124,421	1,382,163
Inventory, net	475,666	1,127,725
Prepaid expenses and other current assets	10,403,401	522,259
Loans held-for-investment, current portion	3,950,000	-
Due from related party	15,997,803	-
Current assets of discontinued operations	-	1,042,680
Total current assets	219,741,467	5,342,183
Property and equipment, net	1,376,751	1,010,801
Right of use assets, net	168,914	153,034
Loans held-for-investment	250,000
Loans held-for-investment – related parties	20,500,000
Intangible assets, net	40,525,453	9,798,813
Goodwill	121,580,144	5,983,852
Cost method investment	1,000,000	-
Non-current assets of discontinued operations	-	5,739,524
Total assets	$405,142,729	$28,028,207

Liabilities and stockholders’ equity*
Current liabilities:
Accounts payable	$6,105,963	$3,618,339
Accrued expenses and other current liabilities	19,330,835	2,101,610
Deferred revenues	61,348	152,040
Current portion of operating leases liabilities	100,733	96,777
Income tax payable	108,724	27,643
Line of credit, net of debt issuance costs of $0 and $0, respectively	-	1,500,953
Current portion of convertible notes payable, net of debt issuance costs of $68,911,823 and $13,844, respectively	44,238,177	577,260
Current portion of notes payable, net of debt issuance costs of $0 and $34,997, respectively	15,530	1,301,212
Current portion of notes payable – related parties	112,835	1,389,923
Due to related party	15,401	32,452
Current liabilities of discontinued operation	-	487,454
Total current liabilities	70,189,546	11,285,663
Operating leases liabilities –net of current portion	70,514	58,713
Convertible notes payable – related parties, net of current portion, net of debt discount of $13,349 and $266,667, respectively	2,608,923	1,161,495
Notes payable, net of current portion	12,114	595,879
Notes payable – related parties, net of current portion	-	1,403,756
Deferred tax liability	108,420	-
Derivative liability	198,566,170	-
Total liabilities	$271,455,687	$14,505,506
Commitments and Contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.001 par value, 0 and 30,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively	-	-
Series B Preferred Stock, $0.001 par value, 0 and 1,000,000 shares authorized; 0 and 764,618 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$-	$765
Common stock, $0.001 par value, 250,000,000 shares authorized 150,118,024 and 14,471,403 shares issued and outstanding as of December 31, 2021 and 2020, respectively	150,118	14,471
Additional paid-in-capital	850,096,635	39,050,260
Accumulated deficit	(736,821,840)	(23,648,898)
Total stockholders’ equity attributable to Vinco Ventures, Inc.	113,424,913	15,416,598
Noncontrolling interests	20,262,129	(1,893,897)
Total stockholders’ equity	133,687,042	13,522,701
Total liabilities and stockholders’ equity	$405,142,729	$28,028,207

*	The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues, net	$9,791,372	$12,016,305
Cost of revenues	7,312,602	9,570,205
Gross profit	2,478,770	2,446,100

Operating expenses:
Selling, general and administrative	78,946,818	10,009,725
Impairment	3,741,729	-
Total operating expenses	82,688,547	10,009,725
Operating loss	(80,209,777)	(7,563,625)

Other income (expense):
Rental income	71,543	102,815
Interest expense	(72,784,039)	(3,378,131)
Change in fair value of short-term investments	(840,000)	(22,000)
Loss on issuance of warrants	(656,504,147)	-
Change in fair value of warrants	94,817,673	-
Gain on divestiture	-	-
Loss on deconsolidation	(1,194,311)	-
Gain on sale of building	764,718	-
Other income	(32,915)	-
Total other income (expense)	(635,701,478)	(3,297,316)
Loss before income taxes	(715,911,255)	(10,860,941)
Income tax expense (benefit)	189,501	19,197
Net loss from continuing operations	(716,100,756)	(10,880,138)
Net loss attributable to noncontrolling interests	(8,039,914)	(554,382)
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(708,060,842)	(10,325,756)
(Loss) gain from discontinued operations before income taxes	(5,112,100)	5,185,260
Provision for income taxes for discontinued operations	-	12,940
Net (loss) gain from discontinued operations	(5,112,100)	5,172,320
Net loss attributable to Vinco Ventures, Inc.	$(713,172,942)	$(5,153,436)
Net loss per share – basic and diluted:
Net loss per share – continuing operations	$(11.28)	$(0.60)
Net loss per share – noncontrolling interests	(0.12)	(0.05)
Net loss per share – Vinco Ventures, Inc.	(11.16)	(0.55)
Net loss per share – discontinued operations	(0.08)	0.06
Net loss per share	$(11.24)	$(0.49)
Weighted average number of common shares outstanding – basic and diluted	63,471,699	10,514,010

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, January 1, 2020			8,015,756	8,016	26,259,576	(18,495,462)	(317,698)	7,454,432
Issuance of common stock – note holders	-		1,284,396	1,284	2,541,174			2,542,458
Issuance of common stock – divestiture	-		150,000	150	404,850			405,000
Returned common stock from noteholder	-		(153,005)	(153)	153			-
Issuance of common stock – employees	-		250,000	250	54,950			55,200
Issuance of common stock – consultants	-		1,298,874	1,299	2,415,031			2,416,330
Issuance of common stock – joint venture	-		300,000	300	698,700			699,000
Issuance of preferred stock - Acquisitions	764,618	765	-	-	1,276,147			1,276,912
Issuance of common stock - Acquisitions	-		2,210,382	2,210	3,689,127			3,691,338
Conversion option	-		990,000	990	(990)			-
Issuance of warrants - note holders	-				852,277			852,277
Exercise of warrants – note holders	-		125,000	125	249,875			250,000
Share-based compensation	-				609,390			609,390
Divestiture of Cloud B Inc.	-						(26,392)	(26,392)
Distributions	-						(995,425)	(995,425)
Net loss	-					(5,153,436)	(554,382)	(5,707,818)
Balance, December 31, 2020	764,618	765	14,471,403	14,471	39,050,260	(23,648,898)	(1,893,897)	13,522,701
Issuance of common stock to note holders	-	-	303,483	304	422,368	-	-	422,672
Issuance of common stock to investors	-	-	2,507,194	2,507	6,052,493	-	-	6,055,000
Issuance of common stock to consultants	-	-	2,435,522	2,436	4,875,808	-	-	4,878,244
Issuance of common stock to employees	-	-	7,967,937	7,968	26,829,504	-	-	26,837,472
Issuance of common stock upon exercise of warrants	-	-	104,430,483	104,430	262,396,233	-	-	262,500,663
Offering costs upon exercise of warrants	-	-	-	-	(18,525,715)	-	-	(18,525,715)
Conversions under notes payable	-	-	13,337,384	13,337	39,596,420	-	-	39,609,757
Exercise of warrant liabilities	-	-	-	-	463,540,305	-	-	463,540,305
Stock-based compensation	-	-	-	-	9,971,859	-	1,862,023	11,833,882
Issuance of common stock related to acquisitions	-	-	3,500,000	3,500	10,131,500	-	-	10,135,000
Conversion of preferred stock to common stock	(764,618)	(765)	764,618	765		-	-	-
Repurchase of shares of commons stock	-	-	(600,000)	(600)	(1,643,400)	-	-	(1,644,000)
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Shares issued of common stock as consideration for Emmersive asset acquisiton			1,000,000	1,000	(1,000)	-	-	-
Noncontrolling interest	-	-	-	-		-	27,441,251	27,441,251
Loss on noncontrolling interests	-	-	-	-	-	-	(892,666)	(892,666)
Net loss	-	-	-	-		(713,172,942)	(8,039,914)	(721,212,856)
Balance, December 31, 2021	-	-	150,118,024	150,118	850,096,635	(736,821,840)	20,262,129	133,687,042

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash Flows from Continuing Operations
Cash Flow from Operating Activities
Net loss attributable to Vinco Ventures, Inc.	$(708,065,953)	$(10,325,756)
Net loss attributable to noncontrolling interests	(8,039,914)	(554,382)
Net loss	(716,105,867)	(10,880,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	(5,112,100)	5,172,320
Stock-based compensation	43,366,137	3,241,554
Depreciation and amortization	3,786,721	1,381,367
Reserve for bad debts	-	145,690
Reserve for obsolescence	900,000	166,560
Deferred tax liability	61,645	-
Amortization of right of use asset	114,097	579,066
Amortization of debt issuance costs	73,494,520	2,357,879
Impairment	3,741,729	-
Gain on divestiture of Cloud B, Inc. and Cloud B assets	4,130,579	-
Gain on extinguishment of debt	(852,352)	-
Gain on sale of building	(475,418)	-
Loss on disposal of joint venture	1,194,311	-
Loss on issuance of warrants	646,504,147	-
Change in fair value of earnout	200,000	-
Change in fair value of short-term investment	840,000	22,000
Change in fair value of derivative liability	(94,817,672)
Changes in assets and liabilities:
Accounts receivable	185,701	121,535
Inventory	(522,241)	(48,844)
Prepaid expenses and other current assets	(25,658,005)	585,075
Accounts payable	2,446,314	1,350,326
Accrued expenses and other current liabilities	15,524,537	147,501
Operating lease liabilities	(114,220)	(598,937)
Due to/from related party	(17,051)	15,200
Net cash used in operating activities from continuing operations	(47,132,603)	(2,438,926)

Cash Flows from Investing Activities
Issuance of loans held-for-investment – related parties	(22,750,000)	-
Issuance of loans held-for-investment	(3,950,000)	-
Purchases of property and equipment	(764,721)	(276,478)
Purchase of licensing agreement	-	(1,552,500)
Purchase of influencer network	(2,756,000)	-
Acquisitions, net of cash (see Note 3)	(90,761,200)	180,489
Cash proceeds from sale of Cloud B assets	2,529,565	-
Cash proceeds from sale of building	808,395
Investment in cost-method investments	(1,000,000)	-
Net cash used in investing activities from continuing operations	(118,643,961)	(1,648,489)

Cash Flows from Financing Activities
Net borrowings under line of credit	122,000,000	1,028,385
Borrowings under convertible notes payable	-	2,067,123
Borrowings under notes payable	73,000	1,944,479
Borrowings under notes payable – related parties	-	250,000
Repayments under line of credit	(379,333)	-
Repayments under convertible notes payable	(1,498,462)	-
Repayments under notes payable	(1,147,092)	(1,042,946)
Repayments under notes payable – related parties	(2,714,677)	(119,509)
Fees paid for financing costs	(11,580,000)	(157,055)
Net proceeds from exercise of warrants	243,974,948	250,000
Net proceeds from issuance of common stock	6,055,000	-
Repurchase of common stock	(1,644,000)	-
Distributions	-	(296,425)
Net cash provided by financing activities from continuing operations	353,139,384	3,924,052
Net increase (decrease) in cash and cash equivalents from continuing operations	187,362,820	15,122
Net increase (decrease) in cash and cash equivalents from discontinued operations	-	(178,485)
Cash, cash equivalents and restricted cash – beginning of year	249,356	412,719
Cash, cash equivalents and restricted cash - end of year	$187,612,176	$249,356

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,049,914	$218,038
Income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Activity
Shares issued to note holders	$422,672	$1,409,396
Shares issued to holder of line of credit	$1,178,750	$-
Shares issued for the acquisition of Lomotif Private Limited	$8,882,500	$-
Shares issued for the acquisition of digital media platform	1,252,500	-
Shares reserved for EVNT, LLC	$5,300,000	$-
Shares issued to sellers for EVNT, LLC	$2,100,000	$-
Shares issued for the acquisition of TBD Safety, LLC	$-	$4,968,250
Shares issued for the divestiture of Cloud B, Inc.	$-	$405,000
Conversions under notes payable	$39,609,757	$1,524,000
Issuance of warrants to note holders	$463,540,305	$852,277
Change in fair value of earnout	$(200,000)	$200,000
Distribution for issuance of shares to noncontrolling interest members of Global Clean Solutions, LLC	$-	$699,000
Right of use assets	$112,295	$-
Operating lease liabilities	$(112,295)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

As used herein, the terms the “Company,” “Vinco Ventures” “Vinco” “we,” “us,” “our” and similar refer to Vinco Ventures, Inc. (f/k/a Edison Nation, Inc.), a Nevada corporation incorporated on July 18, 2017 under the laws of the State of Nevada as Idea Lab X Products, Inc. and also formerly known as Xspand Products Lab, Inc. prior to its name change on September 12, 2018, and/or its wholly-owned and majority-owned operating subsidiaries. On November 5, 2020, the Company (the “Parent”) and its wholly owned subsidiary, Vinco Ventures, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”). Under the terms of the Agreement, the Merger Sub merged with and into the Parent and the Parent became the surviving corporation of the Merger (the “Surviving Corporation”). The name of the Surviving Corporation became Vinco Ventures, Inc. The transaction closed on November 10, 2020.

Vinco Ventures is focused on digital media and content technologies.

As of December 31, 2021, Vinco Ventures wholly-owned subsidiaries included: Cryptyde, Inc. (“Cryptyde”), Cryptyde Shared Services, LLC (“Cryptyde Shared”), TBD Safety, LLC (“TBD”), Vinco Ventures Shared Services LLC (“Vinco Shared”), Ferguson Containers, Inc. (“Ferguson”), CBAV1, LLC (“CB1”), Pirasta, LLC (“Pirasta”), Honey Badger Media LLC (“Honey Badger”), EVNT Platform LLC dba Emmersive Entertainment “EVNT”), BlockHiro, LLC (“BlockHiro”) and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Vinco Ventures owns a 50% voting membership interest in ZVV Media Partners, LLC (“ZVV”), 50% of Best Party Concepts, LLC and 75% of Global Clean Solutions, LLC, all of which are consolidated as variable interest entities (“VIEs”) with noncontrolling interests. ZVV owns 80% of the outstanding equity interests in Lomotif Private Limited (“Lomotif”). Lomotif owns 100% of Lomotif, Inc. Vinco Ventures owns a 51% voting membership interest in CW Machines, LLC (“CW”), which is consolidated under the voting interest method.

In April 2021, the Company agreed to unwind the joint venture of Ed Roses, LLC and recognized a loss of $586,008 on deconsolidation of the joint venture.

In September 2021, the Company purchased 25% of the membership interests of Global Clean Solutions, LLC and recognized a loss of $608,303 on the increase in ownership of 75% related to the carrying value of the noncontrolling interest.

On September 12, 2021, the Company filed Articles of Incorporation with the State of Nevada for a new wholly owned subsidiary, Cryptyde, Inc., which was subsequently converted into a Delaware corporation on March 9, 2022.

On September 16, 2021, Cryptyde Shares Services, LLC was formed as a wholly-owned subsidiary of Ferguson Containers, Inc.

On November 8, 2021, BlockHiro LLC, was formed as a wholly-owned subsidiary of Cryptyde, Inc.

On March 29, 2021, Ferguson Containers, Inc. became a subsidiary of Cryptyde, Inc.

Liquidity

For the year ended December 31, 2021, our operations lost $80,209,777 of which approximately $47,177,160 was non-cash and approximately 6,528,000 related to restructuring, severance, transaction costs and non-recurring items.

At December 31, 2021, we had total current assets of $219,741,467 and current liabilities of $70,089,546 resulting in working capital of $149,651,921. At December 31, 2021, we had total assets of $405,142,729 and total liabilities of $271,455,687 resulting in stockholders’ equity of $133,687,042. At December 31, 2021, we had a cash and cash equivalents, including restricted cash, of $187,612,176. The Company believes through the subsequent capital raise that the funds available to it are adequate to meet its working capital needs, debt service and capital requirements for the next 12 months from the date of this filing.

The Company received proceeds of $101,029,493 from the sale of our securities through warrant exercises subsequent to December 31, 2021.

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

Business Combinations

For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed, and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future. Revenues and costs of the acquired companies are included in the Company’s operating results from the date of acquisition.

The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, and these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period not to exceed one year from the acquisition date. As a result, any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined (See Note 3 – Acquisitions and Divestitures).

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

The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. The Company had approximately $187,612,176 of cash and cash equivalents at December 31, 2021 of which $1,807,154 was held in foreign bank accounts and $182,809,201 was not covered by FDIC insurance limits as of December 31, 2021. The Company had $100,000,000 of cash at December 31, 2021 under a deposit account control agreement as collateral against the July 2021 Hudson Bay Financing (See Note 13 — Debt).

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

As of December 31, 2021, two customers represented 15% and 11% of total accounts receivable.

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

Loans Held-for-Investment

Originated loans and purchased loans are classified as held-for-investment when management has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans held for investment are carried at their outstanding principal balance, adjusted for net deferred loan origination costs and fees and allowance for loan losses. Interest income is accrued on the unpaid principal balance at their respective stated interest rates.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets using undiscounted cash flows. If an asset is found to be impaired, the amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The Company did not record any impairment charges, excluding intangible assets, related to long-lived assets during the year ended December 31, 2021 and 2020, respectively.

We record intangible assets based on their fair value on the date of acquisition. Intangible assets include the cost of developed technology, customer relationships, trademarks and identifiable media and influencer platforms. Intangible assets are amortized utilizing the straight-line method over their remaining economic useful lives. Vinco Ventures reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to an asset, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company performed a qualitative test as of December 31, 2021 and recorded $3,741,729 of impairment charges related to intangible assets of TBD Safety, LLC during the year ended December 31, 2021. The Company did not record any impairment charges related to intangibles assets during the year ended December 31, 2020.

Goodwill

Goodwill is recorded for the difference between the fair value of the purchase consideration over the fair value of the net identifiable tangible and intangible assets acquired. We perform an impairment assessment of goodwill on an annual basis as of December 31, 2021, or whenever impairment indicators exist. In the absence of any impairment indicators, goodwill is assessed for impairment during the fourth quarter of each fiscal year. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the business.

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

The impairment testing for goodwill is performed at the reporting unit level. The valuation methods used in the quantitative fair value assessment, discounted cash flow and market multiples method, requires our management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. If the fair value of a reporting unit exceeds the related carrying value, the reporting unit’s goodwill is considered not to be impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. The valuation of goodwill is affected by, among other things, the Company’s business plan for the future and estimated results of future operations. Future events could cause the Company to conclude that impairment indicators exist, and, therefore, that goodwill may be impaired.

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

Product

The Company’s product revenues are recognized when control of the goods are transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the revenue standards, revenue recognition from the sale of finished goods to customers, which represents the majority of the Company’s revenues, was not impacted by the adoption of the new revenue standards

Digital media and licensing

The Company’s digital media revenues are generated primarily from the posting of original digital content through third-party online platforms which are then delivered to users of the online platform across the customer’s digital advertising platform and becomes monetizable to the Company, which the Company concludes is its performance obligation. The Company recognizes revenue when control of the services are transferred to customers and the transaction price is determined by the third-party online platform. Revenue from the digital media platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. Licensing revenues are derived from the sale of a licensee’s products that incorporates the Company’s intellectual property. Royalty revenues are recognized during the quarter in which the Company receives a report from the licensee detailing the shipment of products that incorporate the Company’s intellectual property, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s intellectual property.

Disaggregation of Revenue

The Company’s primary revenue streams include the sale and/or licensing of consumer goods and packaging materials for innovative products. The Company’s licensing business is not material and has not been separately disaggregated for segment purposes. The disaggregated Company’s revenues for the years ended December 31, 2021 and 2020 was as follows:

	For the Years Ended December 31,
	2021	2020

Revenues:
Product sales	$8,392,827	$15,522,649
Digital media sales	1,182,640	-
Licensing revenues	215,905	258,670
Total revenues, net	$9,791,372	$15,781,319

For the years ended December 31, 2021 and 2020 the following customers that represented more than 10% of total net revenues:

	For the years ended December 31,
	2021	2020
Customer:
Customer A	*	14%
Customer B	11%	*

*Did not represent more than 10% of total net revenues.

For the years ended December 31, 2021 and 2020, the following geographical regions represented more than 10% of total net revenues:

	For the Years Ended December 31,
	2021	2020
Region:
North America	100%	76%
Asia-Pacific	0%	9%
Europe	0%	15%

Cost of Revenues

Cost of revenues for products includes freight charges, purchasing and receiving costs, depreciation and inspection costs. Cost of revenues for digital media and licensing includes content costs and payments made to influencers and inventors.

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

The following fair value of financial assets and liabilities and the input level used to determine the fair value at December 31, 2021 and 2020 is presented below:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$178,000	$-	$-

Liabilities:
Warrant liability	-	-	198,566,170
Total	178,000	-	198,566,170

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$1,018,000	$-	$-
Total	1,018,000	-	-

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2021:

	Contingent Consideration Earnout	Warrant Liability

Balance, January 1, 2020	$-	$-
TBD Safety, LLC’s sellers earnout	200,000	-
Balance, December 31, 2020	200,000	-
Change in fair value of earnout	(200,000)	-
Issuance of warrants	-	756,924,148
Change in fair value of warrants	-	(94,817,673)
Exercise of warrants	-	(463,540,305)
Balance, December 31, 2021	$-	$198,566,170

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

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise (See Note 15 — Warrant Liability for further information). Each warrant is initially recorded at fair value on date of grant using the Monte-Carlo simulation pricing model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2021 and 2020, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the Years Ended December 31,
	2021	2020

Selling Agent Warrants	-	160,492
Shares reserved in exchange for the cancellation of certain non-voting membership interest in EVNT Platform, LLC	4,000,000	-
Options	80,000	80,000
Convertible shares under notes payable	28,274,454	517,073
Warrants for noteholders	107,942,653	625,000
Restricted stock units	-	30,000
Series B Convertible Stock	-	764,618
Shares to be issued	-	1,071,483
Total	140,297,107	3,248,666

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

Recent Accounting Standards

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a significant impact on the Company’s financial statements.

Note 3 — Acquisitions and Divestitures

Acquisitions

Lomotif Acquisition

On July 25, 2021, ZVV, a joint venture of the Company and ZASH Global Media and Entertainment Corporation (“ZASH”), completed the acquisition of 80% of the outstanding equity interests of Lomotif for a total purchase price of $109,765,000.

The activity of Lomotif is included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2021 included selling, general and administrative expenses of $9,665,021 and a net loss of $9,618,416.

The following table summarizes the aggregate purchase price consideration paid:

July 25, 2021
Cash paid	$92,000,000
Fair value of issued shares	8,882,500
Issuance of debt to selling shareholder*	8,000,000
Fair value of conversion feature to selling shareholder*	882,500
Purchase consideration	$109,765,000

*	The full amount of $8,000,000 was converted into 2,750,000 shares of common stock of the Company on September 13, 2021.

The Company believes that this combination will strengthen its future growth opportunities in digital media and content technologies. The Company accounted for this acquisition as a business combination under the acquisition method of accounting. The following table summarizes the purchase price allocation of fair values of the assets acquired and liabilities assumed at the date of acquisition:

July 25, 2021
Cash and cash equivalents	$1,238,800
Prepaid expenses and other current assets	244,426
Property and equipment	91,007
Intangible assets	27,000,000
Goodwill	116,188,021
Total assets acquired	144,762,254

Debt	4,650,000
Accounts payable	918,665
Accrued expenses and other liabilities	1,987,340
Total liabilities assumed	7,556,004
Noncontrolling interest	(27,441,250)

Total assets acquired, net	109,765,000

The goodwill is not expected to be tax deductible for income tax purposes.

Acquisitions – Graphene Holdings, LLC

On September 29, 2020, the Company entered into a Purchase and Sale Agreement with Graphene Holdings, LLC, Mercury Funding Co, LLC, Ventus Capital, LLC and Jetco Holdings, LLC to acquire all outstanding Membership Units (the “Units”) of TBD. Collectively, the sellers owned all outstanding Units of TBD. Under the terms of the agreement, the Company issued a total 2,210,382 shares of the Company’s common stock and a total of 764,618 shares of a newly designated Preferred Stock (the “Preferred”). In addition, the Company and the sellers entered into a Registration Rights Agreement in favor of the sellers obligating the Company to register such common stock and shares of common stock to be issued upon conversion of the Preferred within 120 days after the Closing. The sellers also had an Earn Out Consideration, which provided that at such time as the assets purchased in the agreement achieve cumulative revenue of $10,000,000, the sellers will earn a total of 125,000 shares of common stock. The closing of the transaction occurred on October 16, 2020. On December 15, 2021, the Company repurchased 600,000 shares of the Company’s common stock from certain sellers for $1,644,000. A portion of the issued shares represented more than 20% of the Company’s outstanding shares of Common Stock as of the October 16, 2020 closing date of the Acquisition (the “Percentage Threshold”). To enable the shares issued pursuant to the Agreement to be below the Percentage Threshold, on January 3, 2022, the Company and one of the LLCs (controlled by person who served as the Company’s Chief Strategy Officer from November 2020 until September 2021) entered into a Share Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the parties agreed that they would return 600,000 shares of Common Stock to the Company after which the Company would cancel these 600,000 shares (the “Cancelled Shares”) in exchange for the payment of $1,644,000 for the Cancelled Shares.

The following table summarizes the aggregate purchase price consideration paid for acquisitions during 2020:

October 16, 2020
Fair value of issued common shares	$4,203,632
Fair value of issued preferred shares	764,618
Fair value of contingent consideration	200,000
Purchase consideration	$5,168,250

The following table summarizes the purchase price allocation of fair values of the assets acquired and liabilities assumed during 2020 at the date of acquisition:

October 16, 2020
Cash and cash equivalents	$180,489
Accounts receivable	20,217
Inventory	492,793
Other current assets	346,095
Goodwill	591,729
Intangible assets	3,600,000
Total assets acquired	$5,231,323
Notes payable	62,500
Current liabilities	573
Total liabilities assumed	63,073
Total net assets acquired	5,168,250

The goodwill is expected to be fully deductible for income tax purposes.

The Company recognized an impairment loss of $591,729 and $3,150,000 for the year ended December 31, 2021 related to the goodwill and intangible assets, respectively.

The following represents the unaudited pro forma consolidated income statement as if the acquisitions had been included in the consolidated results of the Company for the full years ending December 31, 2021 and 2020:

	2021	2020

Revenues, net	$9,791,372	$12,016,305
Cost of revenues	7,312,602	9,570,205
Gross profit	2,478,770	2,446,100

Operating expenses:
Selling, general and administrative	86,422,848	11,108,548
Impairment	3,741,729	-
Operating loss	(87,685,807)	(8,662,448)

Other income (expense):
Other income (expense)	(635,701,478)	(3,297,316)
Loss before income taxes	(723,387,285)	(11,959,764)
Income tax expense (benefit)	194,539	19,197
Net loss from continuing operations	(723,581,824)	$(11,978,961)

Asset Acquisitions

Emmersive Entertainment Asset Contribution

On April 17, 2021, Vinco and EVNT entered into (and closed on) a certain Asset Contribution Agreement (“Asset Contribution Agreement”) with Emmersive Entertainment, Inc. (“Emmersive”), pursuant to which Emmersive contributed/transferred to the Company the assets used for Emmersive’s business, which include digital assets, software and certain physical assets (the “Contributed Assets”) in consideration for, among other things, the Company assuming certain obligations of Emmersive, hiring certain employees, and issuing 1,000,000 preferred membership units (“Preferred Units”) in the Company to Emmersive and/or its shareholders (“Preferred Members”) pursuant to a First Amended and Restated Operating Agreement for the Company dated as of April 17, 2021(“Amended Operating Agreement”). Certain put rights are associated with Preferred Units, which if exercised by the Preferred Members, obligates Vinco to purchase the Preferred Units in exchange for 1,000,000 shares of Vinco Venture’s common stock (“Put Rights”). In addition, the Preferred Members have the opportunity to earn up to 4,000,000 Conditional Preferred Units if certain conditions are satisfied for each of the four earn out targets (“Earn-Out Targets”). The Earn-Out Targets are described below:

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

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed. The Preferred Units and Conditional Preferred Units were valued at $2,100,00 and $5,300,000, respectively, and recorded as an intangible asset. On October 19,2021, the Preferred Unit Holders were issued 1,000,00 shares of common stock in exchange for the Preferred Units.

The following table summarizes the aggregate purchase price consideration paid for the acquisition of the asset:

April 17, 2021

Fair value of shares reserved for future issuance and earn out shares	$7,400,000
Fair value of assumed notes payable	151,987
Total	7,551,987

On February 25, 2022, the Company and Emmersive entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, and a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Cryptyde, Inc. with an effective date of the agreements upon the spin-off being declared effective (“Effective Date”) Upon the spinoff, the agreements release the Company of the opportunity to earn the additional 4,000,000 shares of common stock of Vinco from the Asset Contribution Agreement. The contingent consideration to be paid by Cryptyde, Inc. upon the successful completion of the spin-off are described below:

Earned Shares: Issuance of 300,000 shares of common stock of Cryptyde, Inc. (“Cryptyde Shares”).

Milestone 1: In the event that the Company generates a minimum of $5,500,000 in annualized booked revenues from the operation of the Musician & Artist Platform (“Attributed Revenue”) ending eight (8) months following the Effective Date (“Tranche 1 Milestone Date”), the Emmersive Parties shall receive 100,000 restricted Cryptyde Shares (“Tranche One”) within thirty (30) after the Tranche 1 Milestone Date. In the event that the Company does not satisfy this milestone for any reason by the Tranche 1 Milestone Date, the Emmersive Parties shall have no rights to the additional Cryptyde Shares.

Milestone 2: After the Effective Date, in the event the Company generates a minimum of $26,500,000 in annualized Attributed Revenues in any three-calendar month period ending on or before September 30, 2023, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 100,000 restricted Cryptyde Shares (“Tranche Two”). In the event Milestone Two is achieved, then Milestone One shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Two for any reason by September 30, 2023, the Emmersive Parties shall have no rights to Tranche Two.

Milestone 3: After the Effective Date in the event that Buyer generates a minimum of $60,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before September 30, 2024, from the Musician & Artist Platform, Emmersive Parties shall receive an additional 100,000 restricted Cryptyde Shares (“Tranche Three”). In the event Milestone Three is achieved, then Milestones One and Two shall also be deemed to have been achieved. In the event that the Company does not satisfy Milestone Three for any reason by September 30, 2024, time being of the essence, the Emmersive Parties shall have no rights to Tranche Three. In the event that the Company satisfies Milestone Three in the time prescribed they shall have the right to receive an additional 100,000 restricted shares of Cryptyde Shares (“Bonus Tranche”). In the event that the Company does not satisfy Milestone Three for any reason, the Emmersive Parties shall have no rights to the Bonus Tranche.

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed. The Preferred Units and Conditional Preferred Units were valued at $2,100,00 and $5,300,000, respectively, and recorded as an intangible asset. On October 19,2021, the Preferred Unit Holders were issued 1,000,00 shares of common stock in exchange for the Preferred Units.

Honey Badger Asset Acquisition and License Agreement

On November 10, 2020, the Company, through its wholly owned subsidiary, Honey Badger Media, LLC, entered into a series of transactions to acquire certain assets and to license a platform with Honey Badger Media, LLC, a Delaware limited liability company, for $300,000 of cash and 750,000 shares of common stock valued at $1,252,500. The transaction was treated as an asset purchase and not accounted for as a business combination due to substantially all of the fair value of gross assets acquired were concentrated to a group of similar identifiable assets which was media licensing assets. In addition, there was limited inputs, processes and outputs, which did not meet the requirements to be a business. On January 5, 2021, the Company issued 750,000 shares of our common stock in connection with the asset acquisition.

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

Cloud B, Inc. Divestiture

On February 17, 2020, the Company divested its Cloud B, Inc. subsidiary and entered into an Agreement for the Purchase and Sale of Cloud B, Inc., with Pearl 33 Holdings, LLC as the buyer, pursuant to which the buyer purchased from the Company (and the Company sold and assigned) 80,065 shares of common stock of Cloud B (the “Cloud B Shares”) for $1.00 and an indemnification agreement as described below, constituting a 72.15% ownership interest in Cloud B, based on 110,964 shares of Cloud B’s common stock outstanding as of February 17, 2020. In accordance with the agreement, all of the liabilities of Cloud B were assumed by Pearl 33.

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

SRM Entertainment, LTD

On November 30, 2020, the Company and its wholly owned subsidiary, SRM Entertainment, LTD entered into a Stock Exchange Agreement with Jupiter Wellness, Inc. (“Jupiter”). Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock (the “Exchange Shares”) issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter issued the Company 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. Please see Note 20 — Discontinued Operations for further information.

Cryptyde, Inc.

The Company plans to spin-off Cryptyde, Inc. and certain other subsidiaries of its operations. In connection with the Distribution, the Company’s stockholders will receive one (1) share of Cryptyde, Inc. common stock for every ten (10) shares of the Company common stock held as of the close of business on the record date. Following the Separation, the Company’s stockholders as of the close of business on the record date will own 100% of the outstanding shares of our common stock, Cryptyde, Inc. will be an independent, publicly traded company, and the Company will retain no ownership interest in Cryptyde, Inc.

Note 4 — Variable Interest Entities

The Company is involved in the formation of various entities considered to be VIEs. The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily partnerships formed to supply consumer goods to through various distribution and retail channels.

The Company’s determination of whether it is the primary beneficiary of VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically, the Company is entitled to substantially all or portion of the economics of these VIEs. The Company is the primary beneficiary of the VIE entities.

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company at December 31, 2021 and 2020:

	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,856,017	$10,481
Accounts receivable, net	-	94,195
Inventory	-	240,158
Prepaid expenses and other current assets	2,388,893	-
Due from related party	15,997,803	-
Total current assets	20,242,713	344,834
Property and equipment, net	147,519	-
Loans held-for investment	3,100,000	-
Loans held-for-investment – related parties	11,500,000	-
Intangible assets, net	28,150,048	-
Goodwill	116,188,021	-
Cost method investment	1,000,000	-
Total assets	$180,328,301	$344,834

Liabilities
Current liabilities:
Accounts payable	$686,674	$217,558
Accrued expenses and other current liabilities	1,672,492	113,576
Line of credit	-	1,133,652
Notes payable, current	2,650,000	150,000
Due to related party	315,666	315,666
Total liabilities	5,324,832	1,930,452

The following table presents the operations of entities that are VIEs and consolidated by the Company for the years ending December 31, 2021 and 2020:

	2021	2020
Revenues, net	$307,339	$1,571,017
Cost of revenues	93,685	2,092,167
Gross profit	213,654	(521,150)

Operating expenses:
Selling, general and administrative	14,494,091	413,217
Operating income	(14,280,437)	(934,367)

Other (expense) income:
Other income, net	364,046	(174,396)
Total other (expense) income	(13,916,391)	(174,396)
Loss before income taxes	(13,916,391)	(47,578)
Income tax expense	-	-
Net (loss) income	$(13,916,391)	$(1,108,763)

At December 31, 2021 and December 31, 2020, there were no unconsolidated VIEs for which the Company holds a variable interest.

ZVV Media Partners, LLC and Lomotif Private Limited

On January 19, 2021, Vinco Ventures, ZASH and ZVV entered into a Contribution Agreement pursuant to which each of Vinco Ventures and Zash contributed to ZVV certain media and entertainment assets in order for ZVV to engage in the development and production of consumer facing content and related activities.

On or around February 23, 2021, ZASH entered into a Securities Purchase Agreement (the “Lomotif SPA”) with Lomotif and certain shareholders of Lomotif (the “Lomotif Selling Shareholders”) to acquire a controlling interest in Lomotif.

On July 19, 2021, ZASH, Lomotif, the Lomotif Selling Shareholders and ZVV entered into a Deed of Variation and Supplement whereby, among other things, ZASH novated all of its rights and obligations under the Lomotif SPA to ZVV and ZVV assumed all of ZASH’s rights and obligations under the Lomotif SPA.

On July 22, 2021, ZASH and Vinco Ventures entered into a Second Amended and Restated Limited Liability Company Agreement of ZVV, pursuant to which (i) ZASH and Vinco Ventures each acquired a 50% voting membership interest in ZVV; (ii) ZASH acquired a 75% economic interest in ZVV after return of unreturned capital contributions and Vinco Ventures acquired a 25% economic interest in ZVV after return of unreturned capital contributions. (See Note 3 – Acquisitions and Divestitures).

On July 25, 2021, ZVV completed the acquisition of an 80% equity ownership interest in Lomotif for a total purchase price of $109,765,000.

Global Clean Solutions, LLC

On May 20, 2020, Vinco Ventures entered into an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”) with PPE Brickell Supplies, LLC, a Florida limited liability company (“PPE”), and Graphene Holdings, LLC, a Wyoming limited liability company (“Graphene” whereby the Company purchased 25 membership units of Global Clean Solutions, LLC, a Nevada limited liability company (“Global”) from each of PPE and Graphene, for a total of fifty (50) units, representing fifty percent (50%) of the issued and outstanding units of Global (the “Purchase Units”). The Company issued 250,000 shares of its restricted common stock, $0.001 par value per share (the “Common Stock”) to PPE, and 50,000 shares of Common Stock to Graphene, in consideration for the Purchase Units. Global Clean Solutions, LLC is a VIE. The fair value of the shares of $699,000 was treated as a distribution to the noncontrolling interest members.

Pursuant to the terms of the Share Exchange Agreement, the sellers may earn additional shares of Common Stock upon Global realizing the following revenue targets: (i) in the event that Global’s total orders equal or exceed $1,000,000, Graphene shall receive 200,000 shares of Common Stock; (ii) in the event that Global’s total orders equal or exceed $10,000,000, PPE shall receive 100,000 shares of restricted Common Stock; and (iii) in the event that Global’s total orders equal or exceed $25,000,000, Graphene shall receive 125,000 shares of restricted Common Stock. Additionally, the Company shall be entitled to appoint two managers to the Board of Managers of Global. The fair value of the shares is expensed over the estimated vesting period and is adjusted based on the number of shares that vest. There currently are no outstanding awards remaining to be vested.

Amended Limited Liability Company Agreement

On May 20, 2020, the Company entered into an Amended Limited Liability Company Agreement of Global (the “Amended LLC Agreement”). The Amended LLC Agreement amends the original Limited Liability Company Agreement of Global, dated May 13, 2020. The Amended LLC defines the operating rules of Global and the ownership percentage of each member: Vinco Ventures, Inc. 50%, PPE 25% and Graphene 25%. In September 2021, the company entered into a settlement agreement whereby they acquired the 25% owned by PPE thereby resulting in Vinco Ventures, Inc. owning 75%.

Secured Line of Credit Agreement

On May 20, 2020, the Company as the guarantor, entered into a Secured Line of Credit Agreement (the “Credit Agreement”) with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note (the “PPE Note”) to PPE. The PPE Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent. The Company paid the balance in full.

Security Agreement

On May 20, 2020, the Company (as the guarantor entered into a Security Agreement (the “Security Agreement”) with Global as the borrower, and PPE as the secured party, whereby the Company placed 1,800,000 shares of Common Stock (the “Reserve Shares”) in reserve with its transfer agent in the event of default under the Credit Agreement. In the event of a default that is not cured by the defined cure period, the PPE may liquidate the Reserve Shares until Global’s principal, interest and associated expenses are recovered. The number of Reserve Shares may be increased through the issuance of True-Up shares in the event the original number of Reserve Shares is insufficient.

Note 5 — Short-term investments

As of December 31, 2021 and 2020, short-term investments consisted of the following:

	December 31,	December 31,
	2021	2020
Jupiter Wellness, Inc. (JUPW)	$1,040,000	$1,040,000
Unrealized losses	(862,000)	(22,000)
Total short-term investments	$178,000	$1,018,000

Note 6 — Accounts Receivable

As of December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31,	December 31,
	2021	2020
Accounts receivable	$1,379,447	$1,560,484
Less: Allowance for doubtful accounts	(255,026)	(178,321)
Total accounts receivable, net	$1,124,421	$1,273,415

Note 7 — Inventory

As of December 31, 2021 and 2020, inventory consisted of the following:

	December 31,	December 31,
	2021	2020
Raw materials	$13,366	$71,484
Finished goods	1,507,991	1,201,931
Total inventory, gross	1,521,357	1,273,415
Reserve for obsolescence	(1,045,691)	(145,690)
Total inventory, net	$475,666	$1,127,725

Note 8 — Loans held for investment

As of December 31, 2021 and 2020, loans held-for-investment consisted of the following:

	December 31,	December 31,
	2021	2020
Short-term loans held-for-investment:
Loans held-for-investment – PZAJ Holdings, LLC (i)	$3,950,000	$-
Total short-term loans held for investment	$3,950,000	$-

Long-term loans held-for-investment:
Loans held-for-investment – Carlin Haynes, LLC (ii)	$250,000	$-
Total long-term loans held-for-investment	$250,000	$-

(i)	PZAJ Holdings, LLC (“PZAJ”) is an entertainment content development company engaged in the acquisition, financing, development, production, and distribution of films and television projects. As of December 31, 2021, the Company has loaned $3,950,000 to PZAJ pursuant to multiple promissory notes (collectively, the :PZAJ Notes”) to co-develop certain film and television projects including but not limited to Preach, Camp Hideout, Camp Radio and Thrillusionist. The co-developed projects are intended to be licensed or sold to various media companies or streamed on LOMO TV.

The interest rate on the note is 2% per annum. The loans are due in 2022. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities. The loans are nonrecourse loans and will be repaid with earned revenues for each project.

(ii)	On August 5, 2021, the Company loaned $250,000 to Carlin Haynes, LLC. The interest rate on the note is 6% per annum. The maturity date of the loan is August 5, 2023. The purpose of the loan is to engage in the creation and distribution of digital media content. In the event that Carlin Haynes, LLC issues and sells units of preferred equity securities to one or more investors in a arms’ length transaction or series of related transactions with the principal purpose of raising capital that results in aggregate gross proceeds to Carlin Haynes, LLC of at least $1,000,000, excluding the amount represented by the conversion of any simple agreement for future equity or outstanding indebtedness, including the Notes, in accordance with their respective terms and the Note has not been paid in full, then the outstanding principal balance of the Note and all accrued and unpaid interest thereon shall automatically convert in whole without any further action by the Company into the number of limited liability company membership units/interests of the equal to the outstanding principal balance of this Note and all accrued and unpaid interest due on the Note on the date of conversion, divided by 80% of the price per unit paid by the Investors to purchase the New Securities in the Qualified Financing.

As of December 31, 2021 and 2020, loans held-for-investment – related parties consisted of the following:

	December 31,	December 31,
	2021	2020
Long-term loans held-for-investment – related parties:
Loans held-for-investment, related party – Zash Global Media and Entertainment Corporation (iii)	15,000,000	-
Loans held-for-investment, related party – Magnifi U (iv)	1,500,000	-
Loans held-for-investment, related party – Wattum Management (v)	4,000,000	-
Total long-term term loans held-for-investment – related parties	$20,500,000	$-

(iii)

ZASH Global Media and Entertainment Corporation is a media and entertainment company involved in development consumer facing content.

During 2021, the Company loaned $15,000,000 to ZASH under multiple financings. The interest rate on the note is 6% per annum. The loans are due in 2023. The purpose of the loan is to engage in the acquisition, development and production of consumer facing content and related activities.

In the event that ZASH issues and sells units of preferred equity securities to one or more investors in a arms’ length transaction or series of related transactions with the principal purpose of raising capital that results in aggregate gross proceeds to ZASH of at least $1,000,000, excluding the amount represented by the conversion of any simple agreement for future equity or outstanding indebtedness, including the Notes, in accordance with their respective terms and the Note has not been paid in full, then the outstanding principal balance of the Note and all accrued and unpaid interest thereon shall automatically convert in whole without any further action by the Company into the number of limited liability company membership units/interests of the equal to the outstanding principal balance of this Note and all accrued and unpaid interest due on the Note on the date of conversion, divided by 80% of the price per unit paid by the Investors to purchase the New Securities in the Qualified Financing.

(iv)	On October 12, 2021, the Company loaned $1,500,000 to Magnifi U. The interest rate on the note is 3% per annum. The maturity date of the loan is October 12, 2023. The purpose of the loan is to engage in the creation and distribution of digital media content.

(v)	On October 14, 2021, the Company loaned $4,000,000 to Wattum Management, Inc. The interest rate on the note is 5% per annum. The maturity date of the loan is October 12, 2026. The purpose of the loan is to engage in the sale of crypto mining equipment.

Note 9 — Property and equipment, net

As of December 31, 2021 and 2020, property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Land	$-	$79,100
Buildings – rental property	-	463,635
Building improvements	800,746	800,225
Equipment and machinery	4,779,685	4,122,917
Furniture and fixtures	388,637	368,137
Computer software	147,792	-
Molds	79,300	79,300
Vehicles	533,867	521,962
	6,730,027	6,435,276
Less: accumulated depreciation	(5,353,276)	(5,424,475)
Total property and equipment, net	$1,376,751	$1,010,801

Depreciation expense for the years ended December 31, 2021 and 2020 was $181,101 and $169,141, respectively.

Note 10 — Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2021 consisted of the following:

Total
Balance, January 1, 2020	$5,392,123
Acquisition of TBD Safety, LLC	591,729
Impairment	-
Balance, December 31, 2020	5,983,852
Acquisition of Lomotif Private Limited	116,188,021
Impairment	(591,729)
Balance, December 31, 2021	$121,580,144

The Company recorded an impairment charge of $591,729 and $0 for the years ended December 31, 2021 and 2020, respectively, related to our annual goodwill impairment assessment. The impairment was a result of limited expected future cash flows related to our TBD Safety, LLC businesses acquired in 2020 resulting from the Company no longer allocating resources to the business. The Company utilized the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units.

Note 11 — Intangible assets, net

As of December 31, 2021, intangible assets consisted of the following:

		Remaining Weighted
	Estimated Useful	Average Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	11.7 years	$670,000	$148,889	$521,111
Developed technology	7-10 years	7.0 years	37,251,987	3,458,065	33,793,922
Membership network	7 years	3.7 years	1,740,000	828,571	911,429
Digital media platform	7 years	5.9 years	1,552,500	249,509	1,302,991
Influencer network	5 years	5.0 years	2,756,000	-	2,756,000
Total finite lived intangible assets			$43,970,487	$4,685,034	$39,285,453

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$1,240,000	$-	$1,240,000
Total indefinite lived intangible assets			$1,240,000	$-	$1,240,000
Total intangible assets			$45,210,487	$4,685,034	$40,525,453

As of December 31, 2020, intangible assets consisted of the following:

		Remaining Weighted
	Estimated Useful	Average Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	12.8 years	$670,000	$104,223	$565,777
Developed technology	7 years	5.9 years	6,300,000	990,001	5,309,999
Membership network	7 years	4.7 years	1,740,000	580,000	1,160,000
Digital media platform	7 years	6.9 years	1,552,500	29,464	1,523,036
Total finite lived intangible assets			$14,962,500	$2,564,163	$8,558,812

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$1,240,000	$-	$1,240,000
Total indefinite lived intangible assets			$1,240,000	$-	$1,240,000
Total intangible assets			$11,502,500	$1,703,688	$9,798,812

Amortization expense for the years ended December 31, 2021 and 2020 was $3,629,920 and $1,212,226, respectively.

The Company recorded an impairment charge of $3,150,000 and $0 for the years ended December 31, 2021 and 2020, respectively, related to our annual impairment assessment related to the intangible assets for TBD Safety, LLC.

The estimated future amortization of intangibles subject to amortization at December 31, 2021 was as follows:

For the Years Ended December 31,	Amount
2022	$5,926,480
2023	6,064,280
2024	6,064,280
2025	5,935,708
2026	5,595,708
Thereafter	9,698,997
Total	$39,285,453

Note 12 — Cost-method investments

As of December 31, 2021 and 2020, short-term investments consisted of the following:

	December 31,	December 31,
	2021	2020
Hyperreal Digital, Inc.	$1,000,000	$-
Total cost-method investments	$1,000,000	$-

Note 13 — Accrued expenses and other current liabilities

As of December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued taxes - other	$-	$211,421
Accrued payroll and benefits	1,387,535	425,130
Accrued consulting and professional fees	259,509	443,084
Accrued registration rights and debt settlement fee	10,000,000	-
Accrued interest	198,676	463,489
Accrued legal contingencies	-	240,105
Earnout	-	200,000
Customer deposits	6,999,979	-
Other	485,136	118,381
Total accrued expenses and other current liabilities	$19,330,835	$2,101,610

Note 14 — Debt

As of December 31, 2021 and 2020, debt consisted of the following:

	December 31,	December 31,
	2021	2020
Line of credit:
Lines of credit	$-	$1,133,652
Receivable financing	-	367,301
Total lines of credit	-	1,500,953

Senior convertible notes payable:
Senior convertible notes payable– related parties	122,272	1,428,161
Senior convertible notes payable	113,000,000	591,104
Senior convertible notes payable of Lomotif Private Limited	150,000	-
Senior convertible notes payable of Lomotif Private Limited – related parties	2,500,000	-
Debt issuance costs	(68,925,172)	(280,511)
Total senior convertible notes payable	46,847,100	1,738,754
Less: current portion of convertible notes payable	(44,238,177)	(577,260)
Convertible notes payable – related parties, net of current portion	2,608,923	1,161,494

Notes payable:
Notes payable	27,644	1,932,088
Debt issuance costs	-	(34,997)
Total notes payable	27,644	1,897,091
Less: current portion of notes payable	(15,530)	(1,301,212)
Notes payable, net of current portion	12,114	595,879

Notes payable – related parties:
Notes payable	112,835	2,827,512
Debt issuance costs	-	(33,833)
Total notes payable – related parties:	112,835	2,793,679
Less: current portion of notes payable – related parties	(112,835)	(1,389,922)
Notes payable – related parties, net of current portion	$-	$1,403,757

Convertible Notes Payable – Related Parties

Zash – February 2021

On February 23, 2021, Lomotif Private Limited entered into a loan agreement with Zash Global Media and Entertainment for $1,500,000 with a maturity date on February 22, 2028 and an annual interest rate of 2%. Under the terms of the agreement, the note is convertible at a 20% discount to a $150 million valuation of Lomotif Private Limited.

Zash – March 2021

On March 30, 2021, Lomotif Private Limited entered into a loan agreement with Zash Global Media and Entertainment for $1,000,000 with a maturity date on March 28, 2028 and an annual interest rate of 2%. Under the terms of the agreement, the note is convertible at a 20% discount to a $150 million valuation of Lomotif Private Limited.

Convertible Notes Payable

Tarun Katial – February 2021

On February 10, 2021, Lomotif Private Limited entered into a loan agreement with Tarun Katial for $100,000 with a maturity date on February 9, 2023 and an annual interest rate of 3%. Under the terms of the agreement, the Company had the option to automatically convert the note into common stock of Lomotif Private Limited based on the valuation at the time of a qualified financing round with accrued interest being forgone or receive a payment equal to the sum of one and a half times (1.5x) the purchase amount which would increase the principal to $150,000.

Hudson Bay Financing – July 2021

On July 22, 2021 Vinco Ventures, Inc. consummated the closing of a private placement offering (the “July 2021 Offering”) whereby pursuant to the Securities Purchase Agreement (the “July 2021 Purchase Agreement”) entered into by the Company on July 22, 2021 with Hudson Bay Master Fund Ltd as investor the Company issued a Senior Secured Convertible Note in the amount of $120,000,000 for the purchase price of $100,000,000 (the “July 2021 Note”) and five (5) year warrants (the “July 2021 Warrant”) to purchase shares of the common stock. The Company placed $100,000,000 of cash into a restricted bank account under a deposit account control agreement as collateral against for the Senior Secured Convertible Note. The Company recorded a deferred discount of $120,000,000 which consisted of the $20,000,000 original issue discount, $9,300,000 of fees paid to placement agents and lawyers, and $90,700,000 related to the issuance of warrants.

The July 2021 Note shall carry no interest unless and until an event of default shall occur and the July 2021 Note matures on July 22, 2022. The July 2021 Note contains a voluntary conversion mechanism whereby the Noteholder may convert at any time after the Initial Convertibility Date (as defined therein), in whole or in part, the outstanding principal and interest under the July 2021 Note into shares of the Common Stock at a conversion price of $2.655 per share. The July 2021 Note is guaranteed by the Company’s subsidiaries and certain other guarantors and is a senior secured obligation of the Company and its subsidiaries. The July 2021 Note contains customary events of default. If an event of default occurs, interest under the July 2021 Note will accrue at a rate of eighteen percent (18%) per annum and the outstanding principal amount of the July 2021 Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the July 2021 Note will become, at the July 2021 Noteholder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the July 2021 Note), the July 2021 Note holder may require the Company to purchase any outstanding portion of the July 2021 Note in cash at a price in accordance with the terms of the July 2021 Note.

Pursuant to the July 2021 Purchase Agreement, the investor received a July 2021 Warrant. The July 2021 Warrant contains an exercise price of $2.655 per share, subject to adjustments as provided under the terms of the July 2021 Warrant. In connection with the closing of the July 2021 Offering, the July 2021 Warrant was issued for an aggregate of 32,697,548 shares of Common Stock.

The Company also entered into a Registration Rights Agreement with the investor. The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission (the “Commission”) a registration statement by 30 days following the closing date of the July 2021 Purchase Agreement to register the conversion Shares and warrant Shares; and (ii) use all commercially reasonable efforts to have the registration statement declared effective by the Commission within 60 days following the Closing Date or at the earliest possible date, or 75 days following the Closing Date if the registration statement receives comments from the Commission. The Company filed the Registration Statement which has been declared effective.

Palladium Capital Group, LLC. acted as placement agent for the July 2021 Offering. The placement agent received $9,000,000 of which $1,000,000 was cash compensation and $8,000,000 was deferred cash compensation (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Company has paid $4,000,000 of the remaining $8,000,000 as of December 31, 2021.

The conversion feature on the July 2021 Note and the July 2021 Warrants were approved by shareholders on October 14, 2021. On November 9, 2021 the investor converted $7,000,000 of principal under the notes payable in exchange for 1,750,000 shares of common stock.

Hudson Bay Financing- February 2021

On February 23, 2021, the Company consummated the closing of a private placement offering (the “Offering”) whereby pursuant to the Securities Purchase Agreement (the “February 2021 Purchase Agreement”) entered into by the Company on February 18, 2021 with one accredited investor, the Company issued a Senior Convertible Note for the purchase price of $10,000,000 (the “February 2021 Note”) and five (5) year warrants (the “February 2021 Warrants”) to purchase shares of the Company’s common stock. The Company issued the February 2021 Warrants to the investor representing the right to acquire an aggregate of 18,568,188 shares of Common Stock. The February 2021 Warrants contain an exercise price of $3.722 per share. The Company recorded a deferred discount of $10,000,000 which consisted of the $1,050,000 of fees paid to placement agents and lawyers, and $8,950,000 related to the issuance of warrants.

The February 2021 Note carries an interest rate of 6% per annum compounding monthly and matures on February 23, 2022. The February 2021 Note contains a voluntary conversion mechanism whereby the noteholder may convert at any time after the issuance date, in whole or in part, the outstanding principal and interest under the February 2021 Note into shares of the Common Stock at a conversion price of $4.847 per share. The February 2021 Note shall be a senior unsecured obligation of the Company and its subsidiaries. The February 2021 Note contains customary events of default. If an event of default occurs, interest under the February 2021 Note will accrue at a rate of twelve percent (12%) per annum and the outstanding principal amount of the February 2021 Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the February 2021 Note will become, at the February 2021 noteholder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the Note), the February 2021 Noteholder may require the Company to purchase any outstanding portion of the February 2021 Note in cash at a price in accordance with the terms of the February 2021 Note.

The investor fully converted $10,000,000 of principal into 2,063,132 of the Company’s common shares and made a cash payment for the remaining accrued interest. The principal and interest is fully paid as of December 31, 2021.

Pursuant to the February 2021 Purchase Agreement, the investor received a Warrant in an amount equal to 900% of the shares of Common Stock initially issuable to the Investor pursuant to the conversion terms of the investor’s February 2021 Note. The Warrant contains an exercise price of $3.722 per share, subject to adjustments as provided under the terms of the Warrant. In connection with the closing of the Offering, the Warrant was exercisable for an aggregate of 18,568,188 shares of Common Stock. As of December 31, 2021, the investor has exercised 13,968,188 warrants.

The Company also entered into a Registration Rights Agreement with the investor (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission a registration statement by 30 days following the Closing Date of the February 2021 Purchase Agreement to register the conversion shares and warrant shares; and (ii) use all commercially reasonable efforts to have the registration statement declared effective by the Commission within 60 days following the Closing Date or at the earliest possible date, or 75 days following the Closing Date if the registration statement receives comments from the Commission. The Company filed the registration statement which has been declared effective.

Palladium Capital Group, LLC. acted as placement agent for the Offering. The placement agent received cash compensation of $900,000 (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The placement agent also received a Warrant granting the Holder the right to purchase 1,650,346 shares of the Company’s common stock at an exercise price of $3.722 with an expiration date of February 23, 2026.

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

Subject to the terms of June 2021 Warrant Agreement, the Company shall issue and deliver Incentive Warrants to the investor to initially purchase zero shares of Common Stock, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a 1.75-for-one basis for the additional exercise of each Existing Warrant on or prior to July 7, 2021. During the year ended December 31, 2021, the investor exercised 15,898,188 warrants and received 27,821,829 incentive warrants.

The June 2021 Warrant Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions.

Hudson Bay Financing- January 2021

On January 25, 2021, the Company consummated the closing of a private placement offering (the “January 2021 Offering”) whereby pursuant to the Securities Purchase Agreement (the “January 2021 Purchase Agreement”) entered into by the Company on January 21, 2021 with investor, the Company issued a Senior Convertible Note for the purchase price of $12,000,000 (the “January 2021 Note”) and a five (5) year warrant (the “January 2021 Warrant”) to purchase shares of the Company’s common stock. The Company issued the January 2021 Warrants to the investor representing the right to acquire an aggregate of 15,000,000 shares of the Company’s common stock. The January 2021 Warrants contain an exercise price of $2.00 per share. The Company recorded a deferred discount of $12,000,000 which consisted of the $1,230,000 of fees paid to placement agents and lawyers, and $10,770,000 related to the issuance of warrants.

The January 2021 Note carries an interest rate of 6% per annum and matures on the 12-month anniversary of the issuance date (as defined in the January 2021 Note). The January 2021 Note contains a voluntary conversion mechanism whereby the January 2021 noteholder may convert at any time after the issuance date, in whole or in part, the outstanding balance of the January 2021 Note into shares of the Common Stock at a conversion price of $2.00 per share. The January 2021 Note shall be a senior obligation of the Company and its subsidiaries. The January 2021 Note contains customary events of default. If an event of default occurs, interest under the January 2021 Note will accrue at a rate of twelve percent (12%) per annum and the outstanding principal amount of the January 2021 Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the January 2021 Note will become, at the January 2021 noteholder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the January 2021 Note), the January 2021 Noteholder may require the Company to purchase any outstanding portion of the January 2021 Note in cash at a price in accordance with the terms of the January 2021 Note.

The investor fully converted $12,000,000 of principal and $41,690 of interest into 6,020,845 of the Company’s common shares. The principal and interest is fully paid as of December 31, 2021.

Pursuant to the January 2021 Purchase Agreement, the investor received a Warrant in an amount equal to 250% of the shares of Common Stock initially issuable to each investor pursuant to the investor’s January 2021 Note. The Warrant contains an exercise price of $2.00 per share. In connection with the closing of the Offering, the Warrant was issued to purchase an aggregate of 15,000,000 shares of Common Stock. As of December 31, 2021, the investor has exercised 15,000,000 warrants.

The Company also entered into a Registration Rights Agreement with the investor (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission a registration statement by 30 days following the Closing Date to register the conversion shares and warrant shares; and (ii) use all commercially reasonable efforts to have the registration statement declared effective by the Commission within 60 days following the Closing Date or at the earliest possible date, or 75 days following the Closing Date if the registration statement receives comments from the Commission. The Company filed the registration statement which has been declared effective.

Palladium Capital Group, LLC acted as placement agent for the Offering. The placement agent received cash compensation of $1,080,000 (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The placement agent also received a Warrant dated January 25, 2021 granting the Holder the right to purchase 480,000 shares of the Company’s common stock at an exercise price of $2.00 with an expiration date of January 25, 2026.

On May 24, 2021, the Company entered into a warrant exercise agreement (the “May 2021 Warrant Agreement”) with the investor who agreed to exercise 2,870,000 shares of Common Stock underlying the January Warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.20 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the May 2021 Warrant Agreement. At the Closing (as defined in Section 2(b) of the May 2021 Warrant Agreement), the parties shall execute and deliver a registration rights agreement, (the “Registration Rights Agreement”), pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. During the year ended December 31, 2021, the investor exercised 13,070,000 warrants and received 13,070,000 incentive warrants.

Subject to the terms of May 2021 Warrant Agreement, (i) the investor shall pay to the Company an amount equal to the exercise price of the January Warrants in effect as of the date of such exercise multiplied by 2,870,000 shares (as adjusted for any share split or similar transaction after the date hereof) and (ii) the Company shall issue and deliver Incentive Warrants to the investor to initially purchase an aggregate number of shares equal to the number of exercised warrant shares, which number of shares shall be subject to adjustment, including the provision of Incentive Warrants on a one-for-one basis for the additional exercise of each January Warrant on or prior to June 1, 2021.

The May 2021 Warrant Agreement includes customary representations, warranties and covenants, and customary conditions to closing, expense and reimbursement obligations and termination provisions.

Jefferson Street Capital Financing

On July 29, 2020, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC, as investor, wherein the Company issued the investor a Convertible Promissory Note in the amount of $224,000 ($24,000 OID). The note had a term of six (6) months, was due on January 29, 2021 and has a one-time interest charge of 2%. In addition, the Company issued the investor 14,266 shares of Common Stock as an origination fee. The transaction closed on July 29, 2020. On January 28, 2021, the Company paid all outstanding principal and interest in the amount of $260,233.

On April 7, 2020, the Company entered into a Securities Purchase Agreement with Jefferson Street Capital, LLC, as investor, wherein the Company issued the investor a Convertible Promissory Note in the amount of $168,000 ($18,000 OID). The note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued the investor 10,700 shares of Common Stock as an origination fee. The transaction closed on April 9, 2020. On October 7, 2020, the Company and investor entered into a Forbearance Agreement. Under the terms of the Forbearance Agreement, the Company requested and the investor agreed to temporarily forebear, until the earlier of (i) December 9, 2020 or (ii) at such time as a default shall occur under and pursuant to the Purchase Agreement, the note or the Securities Purchase Agreement, from exercising its right to convert amounts due under the Note into Common Stock of the Company, in exchange for a one-time cash payment forbearance fee equal to $12,500 paid upon execution of the Securities Purchase Agreement. On December 23, 2020, the investor submitted a Notice of Conversion for $45,000 in principal and $750 in fees. On December 29, 2020, the Company issued 41,730 shares to satisfy the conversion obligation. The investor converted $54,830 of principal into 54,830 of the Company’s common shares. The note was paid in full on February 1, 2021.

BHP Capital Financing

On April 7, 2020, the Company entered into a Securities Purchase Agreement with BHP Capital NY Inc. as investor wherein the Company issued the BHP Capital NY Inc. Convertible Promissory Note in the amount of $168,000 ($18,000 OID). The note has a term of six (6) months, is due on October 7, 2020 and has a one-time interest charge of 2%. In addition, the Company issued BHP Capital NY Inc. 10,700 shares of Common Stock as an origination fee. The transaction closed on April 9, 2020. The note was paid in full on January 29, 2021.

32E Financing

On December 4, 2019, the Company agreed to issue and sell to 32 Entertainment LLC (“32E”) a 10% Senior Secured Note (the “32E Note”), in the principal amount of $250,000. The maturity date of the 32E Note is December 4, 2020. In addition, the Company issued to 32E 10,000 shares of common stock as an inducement to 32E to purchase the 32E Note. The fees were recorded as a debt discount and amortized over the term of the note. The $250,000 of proceeds from the 32E Note was used for general working capital needs of the Company and the repayment of debt related to Horberg Enterprises. On May 19, 2020, the Company entered into an Amendment to the 32E Note. Under the terms of the amendment, the Company issued to 32E an Amended Subordinate Secured Note (the “Replacement Note”) in the principal amount of $200,000 that accrued interest at 16% annually and matured on May 21, 2021. On May 28, 2020, the Company paid $50,000 toward the principal plus interest in the amount of $6,250 for a total of $56,250. 32E also received 40,000 restricted stock units and surrendered the warrant issued to it in the December 4, 2019 financing transaction. The note was paid in full on January 28, 2021.

Promissory Notes

On January 2, 2020, Ed Roses, LLC entered into a Loan Agreement with Sook Hyun Lee. Under the terms of the Loan Agreement, the Sook Hyun Lee agreed to lend $150,000 to Ed Roses, LLC for general working capital. The Loan is due on April 15, 2020 and accrues interest at 15% per annum. The Loan Agreement shall automatically renew at the maturity date for successive 90-day periods unless written notice is remitted by either party. On April 15, 2020, Ed Roses, LLC shall pay the lender all unpaid principal and interest and a $30,000 commitment fee. The lender shall have a collateral interest in the accounts receivable of Ed Roses, LLC, including but not limited to 7 Eleven receivables. As collateral, the Company placed 75,000 shares of common stock in reserve. The note was paid in full on March 11, 2021.

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

Paycheck Protection Program

On April 15, 2020, the Company entered into a loan agreement (the “First Choice PPP Loan”) with First Choice Bank under the Paycheck Protection Program (the “PPP”), which was part of the Coronavirus Aid, Relief, and Economic Security Act administered by the United States Small Business Administration (the “SBA”). The Company received proceeds of $789,852 from the First Choice PPP Loan. On May 4, 2021, the First Choice PPP loan was forgiven and the carrying value of $789,852 was recorded as a gain on extinguishment as part of interest expense. In accordance with the requirements of the PPP, the Company used the proceeds from the First Choice PPP Loan primarily for payroll costs, subject to thresholds, rent and utilities. The First Choice PPP Loan had a 1.00% interest rate per annum and a maturity date of April 15, 2022 and was subject to the terms and conditions applicable to loans administered by the SBA under the PPP.

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

Line of Credit

On the effective date, the Company as guarantor entered into a Secured Line of Credit Agreement with Global and PPE. Under the terms of the Credit Agreement, PPE is to make available to Global a revolving credit loan in a principal aggregate amount at any one time not to exceed $2,500,000. Upon each drawdown of funds against the credit line, Global shall issue a Promissory Note to PPE. The Note shall accrue interest at 3% per annum and have a maturity date of six (6) months. In the event of a default, any and all amounts due to PPE by Global, including principal and accrued but unpaid interest, shall increase by forty (40%) percent and the interest shall increase to five (5%) percent. The outstanding principal and interest was fully settled and paid as of December 31, 2021 for 575,000 shares of common stock.

The scheduled maturities of the debt for the next five years as of December 31, 2021, are as follows:

For the Years Ended December 31,	Amount
2022	113,278,365
2023	2,634,386
2024	-
2025	-
2026	-
115,912,751
Less: debt discount	(68,925,172)
$46,987,579

For the years ended December 31, 2021 and 2020, interest expense was $72,784,039 and $3,378,131, respectively, of which $665,624 and $314,415 was related party interest expense. For the years ended December 31, 2021 and 2020, interest income of $649,077 and $0 was included in the interest expense, net on the consolidated statements of operations.

Note 15 — Warrant Liability

For the year ended December 31, 2021, the Company issued warrants to purchase shares of the Company’s common stock related to multiple private placements. The warrants are as follows:

	Warrant Shares	Exercise Price
Hudson Bay Warrant; January 25, 2021	15,000,000	$2.000
Palladium Capital Warrant; January 25, 2021	480,000	$2.000
BHP Capital Warrant; January 28, 2021	1,500,000	$2.200
Hudson Bay Warrant; February 23, 2021	18,568,188	$3.720
Palladium Capital Warrant; February 23, 2021	1,650,346	$3.720
Hudson Bay Warrant; May 4, 2021	13,070,000	$3.200
Palladium Capital Warrant; May 4, 2021	1,200,000	$3.200
Hudson Bay Warrant; June 4, 2021	27,821,829	$3.300
Palladium Capital Warrant; June 4, 2021	2,071,346	$3.300
BHP Capital Warrant; June 9, 2021	1,500,000	$3.200
Hudson Bay Warrant; July 22, 2021	32,697,548	$2.655
Palladium Capital Group Warrant; July 22, 2021	2,615,804	$2.655
BHP Capital Warrant; July 23, 2021	1,007,194	$2.780
Hudson Bay Series A Warrant; August 19, 2021	20,500,000	$2.655
Hudson Bay Series B Warrant; August 19, 2021*	2,000,000	$2.655
Palladium Capital Group Series A Warrant; August 19, 2021	1,640,000	$3.200
Palladium Capital Group Series B Warrant; August 19, 2021*	160,000	$2.655
Hudson Bay Series A Warrant; September 1, 2021**	12,000,000	$9.000
Armistice Capital Series A Warrant; September 1, 2021**	5,000,000	$9.000
CVI Investments Series A Warrant; September 1, 2021**	3,000,000	$9.000
Hudson Bay Series B Warrant; September 1, 2021*	2,000,000	$9.000
Palladium Capital Group Series A Warrant; September 1, 2021	1,600,000	$9.000
Palladium Capital Group Series B Warrant; September 1, 2021*	160,000	$9.000
Hudson Bay Warrant; November 10, 2021	15,000,000	$4.527
Palladium Capital Group Warrant; November 10, 2021	1,200,000	$4.527
Hudson Bay Warrant; December 20, 2021	30,678,041	$3.265
Palladium Capital Group Warrant; December 20, 2021	2,454,243	$3.265

*	The Series B Warrant has effective exercise price of $0.00 as alternative cashless feature allowing for issuance of shares of common stock at 1:1 ratio of warrant shares.

The warrants are subject to anti-dilution adjustments outlined in the Agreement. The warrants issued during the year ended December 31, 2021 were classified as a liability with an initial grant date fair value of $756,924,147, of which $110,420,000 was recorded as a deferred debt discount, $646,504,147 of excess fair value was immediately expensed as loss on issuance of warrants and $10,000,000 was recorded as additional loss on issuance of warrants for a fee paid for the waiver of certain registration rights agreement penalties. In addition, during the year ended December 31, 2021 the Company recorded $94,817,673 loss for the change in the fair value of warrants. As of December 31, 2021, the fair value of the warrant liability was $198,566,171.

The warrants remaining at December 31, 2021 were valued using the Monte-Carlo simulation pricing model to calculate the fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; June 4, 2021	0.00%	115.00%	1.25%	2.5 years
Palladium Capital Warrant; June 4, 2021	0.00%	115.00%	1.25%	2.5 years
Hudson Bay Warrant; July 22, 2021	0.00%	115.00%	1.24%	2.5 years
Hudson Bay Series A Warrant; September 1, 2021	0.00%	115.00%	1.22%	2.5 years
Palladium Capital Group Series A Warrant; September 1, 2021	0.00%	115.00%	1.22%	2.5 years
Hudson Bay Warrant; November 10, 2021	0.00%	115.00%	1.30%	2.5 years
Palladium Capital Warrant; November 10, 2021	0.00%	115.00%	1.30%	2.5 years
Hudson Bay Warrant; December 20, 2021	0.00%	115.00%	1.30%	2.5 years
Palladium Capital Warrant; December 20, 2021	0.00%	115.00%	1.30%	2.5 years

Note 16 — Income Taxes

Vinco Ventures, Inc. is taxed as a corporation and pays federal, state and local taxes on income allocated to it from Ferguson Containers, Cryptyde Shared Services LLC, EVNT Platform LLC, Cryptyde Inc, CW Machines LLC, BlockHiro LLC, Edison Nation Holdings LLC, Edison Nation LLC, Safe TV Shop LLC, Everyday Edison LLC, CBAV1 LLC, Pirasta LLC, Vinco Shared Services LLC, TBD Safety LLC, Honey Badger Media LLC, ZVV Media Partners LLC, Best Party Concepts LLC, Global Clean Solutions LLC, Lomotif Private Limited, and Lomotif Inc. based upon the Company’s economic interest in those entities.

Edison Nation Holdings, LLC and its subsidiaries are disregarded limited liability companies for US income tax purposes. Accordingly, Edison Nation was not subject to income taxes prior to the acquisition on September 4, 2018 and the results of operations were not material and therefore the tax provision is only for the post-acquisition period.

TBD Safety, LLC is a disregarded limited liability company for US income tax purposes. Accordingly, TBD was not subject to income taxes prior to the acquisition on October 16, 2020 and the results of operations were not material and therefore the tax provision is only for the post-acquisition period.

Global Clean Solutions, LLC is a partnership for US income tax purposes and the Company’s share of the partnership income is included in its tax provision. Global Clean Solutions, LLC was not subject to income taxes prior to the acquisition on May 20, 2020 and the results of operations were not material and therefore the tax provision is only for the post-acquisition period.

Honey Badger, LLC (HB) is a disregarded limited liability company for US income tax purposes. Accordingly, HB was not subject to income taxes prior to the acquisition on November 10, 2020 and the results of operations were not material and therefore the tax provision is only for the post-acquisition period.

Cryptyde Shared Services, LLC, EVNT Platform LLC and BlockHiro, LLC were newly formed entities in 2021 and are disregarded limited liability companies for US income tax purposes. CW Machines, LLC and ZVV Media Partners, LLC are newly formed partnerships for US income tax purposes in 2021 and VV’s share of the partnership income is included in its tax provision.

In 2021, through ZVV Media Partners, LLC, Lomotif Private Ltd (Singapore) and Lomotif, Inc (US) were acquired.

United States and foreign components of loss before income taxes were as follows:

	For the Years Ended December 31,
	2021	2020
United States	$(711,404,939)	$(6,287,903)
Foreign	(9,618,416)	-
Loss before income taxes	$(721,023,355)	$(6,287,903)

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2021	2020
Current:
Federal	$-	$-
Foreign	-	-
State and local	81,081	19,197
Total current	$81,081	$19,197

Deferred:
Federal	$(8,782,083)	$(1,166,562)
Foreign	-	-
State	(4,037,793)	(196,494)
Total deferred	(12,819,876)	1,363,056
Less: valuation allowance increase	12,928,296	1,363,056
Net deferred	$108,420	$-
Income tax provision (benefit)	$189,501	$19,197

The tax effects of temporary differences that give rise to deferred tax assets or liabilities are presented below:

	For the Years ended December 31,
	2021	2020
Deferred tax assets:
Stock-based compensation	$3,547,401	$1,025,745
Goodwill and intangible assets	-	-
Operating lease liabilities	16,504	32,653
Net operating loss carryforwards	14,667,049	3,567,490
Other	759,883	-
Less: valuation allowance	(18,548,212)	(3,787,253)
Net deferred tax assets	442,626	838,635

Deferred tax liabilities:
Right of use assets	(15,848)	(32,137)
Goodwill and intangible assets	(375,889)	(724,395)
Property and equipment	(159,308)	(82,103)
Net deferred tax liabilities	(551,046)	(838,635)
Net deferred taxes	$(108,420)	$-

As of December 31, 2021, the Company has the following gross carryforwards available:

Jurisdiction	Tax Attribute	Amount	Begin to Expire
U.S. Federal (1)	NOL	42,257,987	No expiration
U.S. State (1)	NOL	41,162,702	2038
Singapore (1)	NOL	16,860,023	No expiration
U.S. Federal	Foreign Tax Credits	316,140	2028

(1)	Net operating losses (NOL’s) are presented as pre-tax amounts.

The above carryforwards may be subject to annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experiences one or more ownership changes. The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2021 and 2020, the Company has recorded a net deferred tax asset of $18,439,792 and $2,948,616, respectively. However, these net deferred tax assets will only be utilized to the extent the Company generates sufficient taxable income. As of December 31, 2021 and 2020, the Company established a valuation allowance in the amount of $18,548,212 and $3,787,252, respectively, against the net deferred tax assets as it is not more likely than not that is realizable based on current available evidence.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years ended December 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
Warrant fair market adjustment	-16.4%	0.0%
U.S. income subject to valuation allowance	-2.0%	-20.9%
State and local income taxes	0.4%	-0.3%
International rate differences	0.0%	0.0%
Income from “pass through” entities taxable to noncontrolling partners	-0.2%	0.0%
Nondeductible interest expense	-2.1%	0.0%
Transaction costs	-0.2%	0.0%
Executive compensation	-0.6%	0.0%
Other	0.0%	-0.1%
Effective income tax rate	-0.03%	-0.3%

The Company files income tax returns in various U.S., state, and foreign taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before 2018. With few exceptions, the Company is no longer subject to tax examinations in the foreign jurisdictions for tax periods prior to 2016.

It is the Company’s policy to include interest and penalties related to income tax liabilities in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company records uncertain tax positions in accordance with ASC 740. No interest or penalties related to income tax liabilities were recognized for the years ended December 31, 2021 and 2020.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-domestic subsidiaries in activities outside the United States.

While the Tax Cuts and Jobs Act provides for a territorial tax system, beginning in 2018, it includes the foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings from its Controlled Foreign Corporations (“CFCs”) in excess of an allowable return on the foreign subsidiary’s tangible assets. The FDII provisions allow for a deduction equal to a percentage of the foreign-derived intangible income of a domestic corporation. As a result of these provisions, the Company did not have any additional tax expense or benefit from either GILTI or FDII.

Note 17 — Related Party Transactions

ZASH Global Media and Entertainment Corporation

As of December 31, 2021, Lomotif owed ZASH $2,500,000 in original principal amount under two promissory notes. See Note 13 – Debt for further information. In addition, ZASH owed the Company $19,500,000 in original principal amounts under six promissory notes. ZASH also performed certain management functions on behalf of ZVV for which ZASH received $3,500,000 during the year ended December 31, 2021. Our Chairman, Roderick Vanderbilt, co-founded ZASH and served as the President of ZASH, and has a pre-existing personal and business relationship with the current controlling shareholder of ZASH and ZVV manager, Theodore Farnsworth.

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

Wattam Management Inc.

On October 12, 2021, Cryptyde, Inc. entered into a promissory note (the “Wattum Note”) with Wattam Management, Inc. (“Wattum”), pursuant to which Cryptyde loaned Wattum $4,000,000. The Wattum U Note bears interest at 5% annually. Wattum is a 49% owner of CW Machines, LLC.

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC, entered into an Inventory Management Agreement with the Forever 8 Fund, LLC (“F8”), an entity which Christopher B. Ferguson, our former Chairman and Chief Executive Officer, holds a 45% ownership interest. Under the terms of the agreement, F8 desires to maintain inventory of and sell to Edison Nation certain products pursuant to the terms and conditions set forth in the agreement. As consideration for the inventory management services provided under this agreement, Edison Nation agrees to pay F8 a fee for each unit of each product sold on a platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced the Edison Nation $239,283 that was utilized to pay for deposits with Edison Nation factories. The balance outstanding at December 31, 2021 is $0 and the agreement has been terminated as of December 31, 2021.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of December 31, 2021 and 2020, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our former Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM and NL Penn. As of December 31, 2021 and 2020, the net amount due to related parties was $15,401 and $32,452, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital.

Enventys Partners, LLC

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a former member of the Company’s board of directors, is also the Chief Executive Officer and the largest equity holder of Enventys. We did not incur fees related to any services performed by Enventys for the year ended December 31, 2021 and 2020, respectively. During 2019, the Company and Enventys agreed to the cancellation of the agreement. The balance outstanding at December 31, 2021 and 2020 is $ 93,490 and $105,424, respectively.

Compensation of Immediate Family Member

The Company has employed an immediate family member of Ms. Lisa King in a non-executive officer position since January 2022. Ms. King’s family member is paid an annual salary of $125,000.

Note 18 — Commitments and Contingencies

Employment Agreements

On February 2, 2021, the Company entered into an Employment Agreement with Christopher Ferguson for the role of Chief Executive Officer. The agreement is effective as of November 12, 2020 and has a term of three (3) years from the effective date. Thereafter, the agreement shall automatically be renewed and the term shall be extended for additional consecutive terms of 1 year, unless such renewal is objected to by either the Company or the executive. The executive’s initial annual base salary shall be $200,000, less applicable withholdings and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the executive shall receive a cash bonus in the amount equal to 30% of the annual base salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance, which shall be received by the executive no later than the first 30 days of the current fiscal year. The executive shall be entitled to 150,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value of the Company on a 5-day closing average from the effectiveness of the agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464. Mr. Ferguson tendered his resignation as (i) the Company’s Chief Executive Officer, effective October 25, 2021 and (ii) Chairman of the Board of Directors, effective October 19, 2021.

On February 2, 2021, the Company entered into an Employment Agreement with Brett Vroman for the role of Chief Financial Officer. The agreement is effective as of November 12, 2020 and has a term of three (3) years from the effective date. Thereafter, the Agreement shall automatically be renewed and the term shall be extended for additional consecutive terms of 1 year, unless such renewal is objected to by either the Company or the executive. The Executive’s initial annual base salary shall be $200,000, less applicable withholdings and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the executive shall receive a cash bonus in the amount equal to 30% of the annual base salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance, which shall be received by the executive no later than the first 30 days of the current fiscal year. Upon the execution of this agreement, the executive is entitled to a one-time past performance bonus for the work completed in fiscal years 2018, 2019 and 2020 of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value of the Company on a 5-day closing average from the effectiveness of the Agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464. Mr. Vroman initially tendered his resignation as an officer of the Company, effective November 4, 2021, and has accepted the position of Chief Financial Officer and Treasurer of Cryptyde, Inc., a wholly-owned subsidiary of the Company. However, on November 9, 2021, Mr. Vroman and the Company elected to retain Mr. Vroman as Chief Financial Officer of the Company until the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 is filed with the Securities and Exchange Commission on or before November 22, 2021.

On February 2, 2021, the Company entered into an Employment Agreement with Brian Mc Fadden for the role of Chief Strategy Officer. The agreement is effective as of November 12, 2020 and has a term of three (3) years from the effective date. Thereafter, the agreement shall automatically be renewed and the term shall be extended for additional consecutive terms of 1 year, unless such renewal is objected to by either the Company or the executive. The executive’s initial annual base salary shall be $200,000, less applicable withholdings and 120,000 common shares that shall vest in their entirety on issuance. For 2021, the executive shall receive a cash bonus in the amount equal to 30% of the annual base salary, and an award of 200% shares of the Company’s common stock, which shall vest in their entirety on issuance, which shall be received by the executive no later than the first 30 days of the current fiscal year. Upon the execution of the agreement, the executive is entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The executive shall be entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value of the Company on a 5-day closing average from the effectiveness of the agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464. On September 23, 2021, Brian McFadden submitted his resignation effective immediately as the Company’s Chief Strategy Officer in order to accept the role as President of the Company’s newly formed subsidiary, Cryptyde, Inc. The Company and Mr. McFadden shall enter into a new Employment Agreement on terms to be agreed upon within 30 days of his acceptance of the role as President of Cryptyde, Inc.

On October 19, 2021, the Company entered into and Employment Agreement with Philip Jones for the role of Chief Financial Officer. Mr. Jones’ Employment Agreements provides for a term of one (1) year. Thereafter, Mr. Jones’ Employment Agreement shall be extended for additional consecutive terms of one (1) year, unless such renewal is objected by either the Company or the executive. Mr. Jones’ initial annual base salary is $250,000 subject to applicable withholdings and an annual discretionary bonus of up to 30% of his base salary for the first year of employment. In addition, Mr. Jones was granted a bonus of $250,000 of which $100,000 was to be paid within the first month of employment and $150,000 to be paid upon the six-month anniversary of his employment. In addition, Mr. Jones is eligible for 300,000 restricted stock units, to be granted upon approval by the Company’s Compensation Committee in accordance with the provisions of the Company’s Employee Stock Ownership Plan. As of the date of this Annual Report, the restricted stock units have not been granted to Mr. Jones. In addition, in accordance with the Agreement, at any time, the Company may terminate Mr. Jones’ Employment Agreement without cause. In such case, the Company shall pay to Mr. Jones the balance of his compensation due through the terminate date. Mr. Jones shall be entitled to six (6) additional months of salary, provided that such termination constitutes a separation from service within the meaning of Section 409A of the Internal Revenue Code of 1986. Mr. Jones’ Employment Agreement also contains certain restrictive covenants, including indefinite confidentiality, a 12-month restriction from directly or indirectly owning or participating in a competitor of the Company (except as a passive investor holding 2% or less of the equity securities of a publicly traded company), and a 12-month restriction on solicitation of employees, customers, and suppliers of the Company.

Operating Lease

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2024. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the consolidated balance sheets.

Total rent expense for the years ended December 31, 2021 and 2020 was $308,316 and $368,029, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations.

As of December 31, 2021, the Company had operating lease liabilities of $171,247 and right of use assets for operating leases of $168,914. During the years ended December 31, 2021 and 2020, operating cash outflows relating to operating lease liabilities was $121,058 and $345,628, respectively, and the expense for right of use assets for operating leases was $114,097 and $261,815, respectively. As of December 31, 2021, the Company’s operating leases had a weighted-average remaining term of 1.7 years and weighted-average discount rate of 4.5%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 31, 2021:

For the year ending December 31,	Amount
2022	105,820
2023	46,224
2024	26,964
2025	-
2026	-
Total future lease payments	179,008
Less: imputed interest	(7,762)
Present value of future operating lease payments	171,246
Less: current portion of operating lease liabilities	(100,732)
Operating lease liabilities, net of current portion	70,514
Right of use assets – operating leases, net	168,914

Rental Income

Ferguson leases a portion of the building located in Washington, New Jersey that it owns under a month to month lease. Total rental income related to the leased space for both the years ended December 31, 2021 and 2020 was $71,543 and $102,815, respectively, and is included in other income on the consolidated statements of operations. The Company sold the building in Washington, New Jersey in August 2021.

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

Note 19 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. As of December 31, 2021 and 2020, there were 150,118,024 and 14,471,403 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, warrant shares of 104,430,483 were exercised and the Company received net proceeds of $262,500,663.

BHP Capital NY Inc. Private Placement – July 2021

On July 23, 2021, Vinco entered into a Securities Purchase Agreement (the “Purchase Agreement”) with BHP Capital NY Inc. (the “Purchaser”) whereby Vinco agreed to (i) issue and sell to the Purchaser up to 1,007,194 shares of Vinco’s common stock, par value $0.001 per share (the “Purchased Shares”) at a purchase price of $2.78 per share and (ii) issue warrants (the “Warrants”) to purchase up to 1,007,194 shares of Vinco’s Common Stock (the “Warrant Shares”) with an exercise price of $2.78 per share, resulting in an aggregate of $2,800,000 of Purchased Shares and Warrants. The Warrants are immediately exercisable and have a term of exercise equal to three (3) years. In connection with the Purchase Agreement,

Vinco and the Purchaser also entered into a Registration Rights Agreement, dated as of July 23, 2021, whereby Vinco agree to prepare and file, within 40 days of the closing, with the SEC a registration statement covering the resale of all Purchased Shares and Warrant Shares issued and sold to the Purchaser pursuant to the Purchase Agreement. In the event that such registration statement is not filed within 40 days of the closing, or if such registration statement does not become effective within 80 days of its filing, Vinco shall issue an additional 50,360 shares of Common Stock and warrants to purchase an additional 50,360 shares of Common Stock to the Purchaser. The Company filed the registration statement which has been declared effective.

BHP Capital NY Inc. Private Placement – January 2021

On January 28, 2021, the Company consummated the closing of a private placement offering whereby pursuant to the Securities Purchase Agreement entered into by the Company with BHP Capital NY Inc as investor, the Company issued 1,500,000 shares of restricted common stock and a five (5) year warrant to purchase shares of the Company’s Common Stock.

Pursuant to the Securities Purchase Agreement, the BHP Capital NY, Inc. received a warrant in an amount equal to 100% of the shares of Common Stock issued to the investor under the agreement. The warrant contains an exercise price of $2.20 per share. In connection with the closing of the offering, the warrant was issued to purchase an aggregate of 1,500,000 shares of Common Stock.

The Company also entered into a Registration Rights Agreement with the investor (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall (i) file with the Securities and Exchange Commission a registration statement by 30 days following the closing date to register the conversion shares and warrant shares; and (ii) use all commercially reasonable efforts to have the registration statement declared effective by the Commission within 60 days following the closing date or at the earliest possible date, or 75 days following the closing date if the registration statement receives comments from the Commission. The Company filed the registration statement which has been declared effective.

On June 4, 2021, the Company entered into a warrant exercise agreement with BHP Capital NY Inc. who agreed to exercise a portion of the January warrants and the Company agreed to issue additional warrants, to purchase shares of Common Stock at a per-share exercise price equal to $3.30 (the “Incentive Warrants”, all pursuant to the terms and conditions set forth in the Agreement. At the Closing (as defined in Section 2(b) of the Agreement), the Parties shall execute and deliver a registration rights agreement, pursuant to which the Company will agree to register the shares of Common Stock underlying the Incentive Warrants. Subject to the terms of agreement, (i) BHP Capital NY Inc. shall pay to the Company an amount equal to the exercise price in effect as of the date of such exercise multiplied by 1,500,000 shares (as adjusted for any share split or similar transaction after the date hereof) and (ii) the Company shall issue and deliver Incentive Warrants to BHP Capital NY Inc. to initially purchase an aggregate number of shares equal to the number of exercised warrant shares, which number of shares shall be subject to adjustment upon the exercise of further shares pursuant to the warrants. During the nine months ended December 31, 2021, BHP Capital NY Inc. exercised 1,500,000 warrants and received 1,500,000 incentive warrants.

Preferred Stock

On October 16, 2020, the Company filed a Certificate of Designation (the “Designation”) with the Secretary of State of Nevada, which designates 1,000,000 shares of the Company’s preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock (“Series B”). Pursuant to the terms of the Designation, holders of the Series B were entitled to dividends, a liquidation preference and had conversion rights. Each share of Series B was convertible into 1 share of Common Stock, on or after the twelve-month anniversary of the Original Issue Date at the option of the Holder thereof, for a total not to exceed 1,000,000 shares of Common Stock. The holders of the Series B had no voting rights.

On February 2, 2021, the Company filed an Amendment to the Certificate of Designation (the “Amendment”) for the Company’s Series B Convertible Preferred Stock (“Preferred Stock”). Under the Amendment, each share of Preferred Stock entitled the holder thereof to vote on all matters voted on by the holders of Common Stock, voting together as a single class with other shares entitled to vote at all meetings of the stockholders of the Corporation. With respect to any such vote, each share of Preferred Stock entitled the holder thereof to cast the number of votes equal to the number of whole shares of Common Stock into which such shares of Preferred Stock were then convertible (the “Conversion Shares”). Such right could be exercised at any annual meeting or special meeting, or pursuant to any written consent of stockholders.

The Company cancelled all shares of preferred stock and does not have any authorized, issued or outstanding as of December 31, 2021. As of December 31, 2021 and 2020, there were 0 and 764,618 shares of Series B Preferred Stock issued and outstanding, respectively.

On May 26, 2021, the Company issued 764,618 shares of common stock valued at $1,276,912 upon conversion of the Company’s Series B Preferred Stock. On December 15, 2021, the Company repurchased 600,000 shares of common stock valued at $1,644,000 from the TBD sellers.

On September 7, 2021, the Company filed a Certificate of Correction with the State of Nevada nullifying the Second Amended and Restated Articles of Incorporation.

Stock-Based Compensation

On September 4, 2021, the Company’s board of directors approved the Vinco Ventures, Inc. 2021 Equity Incentive Plan. The 2021 Plan provides for the issuance of up to 9,000,000 (3,267,040 shares remaining as of December 31, 2021) shares of common stock to help align the interests of management and our shareholders and reward our executive officers for improved Company performance. Stock incentive awards under the 2021 Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

On July 15, 2020, the Company filed a registration statement on Form S-8 registering 1,764,705 (0 shares remaining as of December 31, 2021) shares of common stock to be issued as stock-based incentives under the Company’s Amended and Restated Vinco Ventures, Inc. Omnibus Incentive Plan.

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

On September 6, 2018, the Company’s board of directors approved an amendment and restatement of the Company’s omnibus incentive plan to reflect the Company’s name change to Edison Nation, Inc. Thus, the Edison Nation, Inc. Omnibus Incentive Plan which remains effective as of February 9, 2018, provides for the issuance of up to 1,764,705 shares of common stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the 2017 Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Company common stock on the date of grant.

From time to time, the Company grants shares of common stock to consultants and non-employee vendors for services performed. The awards are valued at the market value of the underlying common stock at the date of grant and vest based on the terms of the contract which is usually upon grant.

The following table summarizes stock-based compensation by award for the years ended December 31, 2021 and 2020, respectively:

	For the Twelve Months Ended December 31,
	2021	2020
Stock option awards	$-	$46,605
Non-employee awards	16,056,491	3,100,255
Restricted stock unit awards	25,510,446	68,400
Phantom stock awards	(62,822)	26,504
Stock option awards – Lomotif Private Limited	1,862,023	-
	$43,366,138	$3,241,764

The Company issued 5,958,770 shares of common stock to employees for restricted stock awards. The Company issued 4,508,266 shares of common stock to non-employees for restricted stock awards. The stock-based compensation is included in selling, general and administrative expense for the years ended December 31, 2021 and 2020.

The following table summarizes stock option award as of December 31, 2021:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, January 1, 2020	80,000	$5.55	3.7	-
Granted	-	-	-	-
Forfeited	-	5.00	-	-
Balance, December 31, 2020	80,000	$7.01	2.7	-
Exercisable, December 31, 2020	80,000	7.01	2.7	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance, December 31, 2021	80,000	7.01	1.7	-
Exercisable, December 31, 2021	80,000	7.01	1.7	-

As of December 31, 2021, there were no unvested options to purchase shares of the Company’s common stock and $0 of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of one year.

Note 20 — Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 360-10-35 Property, Plant and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheets at carrying value. The results of operations of discontinued operations are segregated from continuing operations and reported separately as discontinued operations in our consolidated statements of operations.

On March 12, 2021, the bankruptcy court approved the sale of the CBAV1, LLC Assets to BTL Diffusion SARL, the winning bidder, at the auction held on March 10, 2021 and March 11, 2021 for a total sum of $3,000,000, which includes a cash payment at closing in the amount of $2,650,000, less certain closing costs and credits, and additional royalty payments in the amount of $150,000 on April 15, 2022 and in the amount of $200,000 on April 15, 2023.

A first closing of the CBAV1-BTL Transaction occurred on April 16, 2021, with the transfer of assets and release of funds completed on April 21, 2021. Contemporaneously with the Final Closing, a certain license agreement between CBAV1 and Edison Nation terminated and any remaining operational assets of Edison Nation were transferred to BTL.

On November 30, 2020, the Company and its wholly owned subsidiary, SRM entered into a Stock Exchange Agreement with Jupiter Wellness, Inc.. Under the terms of the Exchange Agreement, Jupiter agreed to purchase all outstanding shares of common stock issued by SRM from the Company. As consideration for the purchase of the Exchange Shares, Jupiter agreed to exchange 200,000 shares of its restricted common stock, symbol JUPW as listed on NASDAQ Capital Markets. The Company made the decision to divest the amusement park business due to the slow re-openings of amusement parks around the world and the investment that would have been needed to remain open and the investment required to relaunch as the amusement parks begin to get back to full capacity.

The following table presents the carrying values of the assets and liabilities of our discontinued operations at December 31, 2021 and 2020, respectively:

	For the Twelve Months Ended December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	-	220,964
Inventory	-	559,737
Prepaid expenses and other current assets	-	261,979
Income tax receivable	-	-
Total current assets	-	1,042,680
Intangible assets, net	-	5,739,524
Total assets	$-	$6,782,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$-	$487,454
Accrued expenses and other current liabilities	-	-
Line of credit	-	-
Notes payable, current	-	-
Due to related party	-	-
Total current liabilities	$-	$487,454

The following table presents the summary results of operations of our discontinued operations for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Revenues, net	$697,883	$6,492,360
Cost of revenues	490,195	3,979,258
Gross profit	207,688	2,513,102

Operating expenses:
Selling, general and administrative	385,888	3,481,517
Operating income	(178,200)	(968,415)

Other (expense) income:
(Loss) gain on disposal	(4,933,900)	6,153,675
Total other (expense) income	(4,933,900)	6,153,675
Loss before income taxes	(5,112,100)	5,185,260
Income tax expense	-	12,940
Net (loss) income	$(5,112,100)	$5,172,320

Note 21 — Subsequent Events

On February 11, 2022, the Company, AdRizer, LLC (“AdRizer”), the members of AdRizer and the holders of performance units (the “Performance Units”) of AdRizer under its phantom equity plan (collectively, the “Seller Members”), and Innovative Assets LLC, in its capacity as the sellers’ representative, entered into and consummated the transactions contemplated by a definitive Unit Purchase Agreement (the “Unit Purchase Agreement”), whereby the Company acquired all of the outstanding equity interests of AdRizer (the “Purchased Interests”) from the Seller Members and canceled the Performance Units, resulting in AdRizer becoming a wholly-owned subsidiary of the Company. The purchase price payable to the Seller Members for the Purchased Interests and in consideration of the cancellation of the Performance Units consists of (i) $38 million in cash paid at closing, of which $10 million was deposited in an escrow account to secure the Seller Members’ indemnification obligations under the Unit Purchase Agreement, subject to customary post-closing adjustments for working capital and other items, and (ii) up to 10 million shares of the Company’s common stock to be issued on the Buyer Share Issuance Date, determined by dividing $50 million by the volume weighted average price of the Company’s common stock reported by Bloomberg LP for the 20 trading days preceding such date, subject to a floor price of $5.00 and maximum price of $8.00 per share (the “Purchase Price Equity”). Each Seller Member agreed not to engage in any short sales from the date of the Unit Purchase Agreement until the Buyer Share Issuance Date.

If a Company change of control transaction occurs on or prior to the Buyer Share Issuance Date, the issuance of the Purchase Price Equity may be accelerated to allow each Seller Member to participate in such transaction on the same terms as other common stockholders of the Company (the “Acceleration”), provided that, to the extent that the consideration to be paid to the common stockholders of the Company in such transaction does not consist entirely of cash or free-trading securities listed on a national stock exchange, (i) each Seller Member may elect the Acceleration except with respect to Purchase Price Equity issuable in respect of the Performance Units, and (b) if any Seller Member has not elected the Acceleration, to the extent permitted and with respect to the Performance Units, the Company shall (i) pay each such applicable Seller Member a cash amount equal to 50% of such Seller’s Member’s pro rata portion of the Purchase Price Equity (the “Forfeited Purchase Price Equity”) and (ii) issue such Seller Member’s pro rata portion of the Purchase Price Equity less the Forfeited Purchase Price Equity.

Pursuant to the Unit Purchase Agreement, the Company has agreed to file a resale registration statement on form S-1 or S-3 no later than 90 days prior to the Buyer Share Issuance Date if permitted by the SEC, and otherwise no later than 5 business days after the Buyer Share Issuance Date, to register the resale of the Purchase Price Equity and to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable after filing. Each Seller Member agreed that in any month during the 3-month period immediately following the Buyer Share Issuance Date, such Seller Member will not sell, transfer, pledge, hypothecate or engage in any short sales in respect of 75% of the Purchase Price Equity issued to such Seller Member (“Restricted Purchase Price Equity”) in excess of 1/3 of the total amount of Restricted Purchase Price Equity.

In addition, the Company has agreed to furnish AdRizer with working capital in the amount of $1 million by each 3-month anniversary of the closing date until the Company has furnished AdRizer with a total of $5 million in working capital.

Upon the closing of the acquisition, AdRizer entered into a new employment agreement with its chief executive officer, Kenneth Bond. Certain Seller Members including those who are employees, officers, directors or managers of AdRizer and their affiliates also agreed to be bound by three-year post-closing non-competition and non-solicitation restrictive covenants pursuant to the Unit Purchase Agreement.

The purchase price allocation presented below is preliminary given the recent closure of this transaction. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired and identification and valuation of intangible assets acquired, as well as the fair value of the equity consideration transferred. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation by mid-2022.

On January 24, 2022, Vinco Ventures, Inc. rescinded the transfer of the ownership units of EVNT Platform, LLC to Ferguson Containers, Inc. and 100% of the ownership units of EVNT Platform, Inc. reverted back to Vinco Ventures, Inc. with an effective recission date of September 16, 2021.

On January 26, 2022, the Company, entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001, a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Common Stock (the “Note Private Placement”). The entire outstanding principal balance and any outstanding fees or interest shall be due and payable in full on the third anniversary of the date the note is issued (“Maturity Date”). The note shall not bear interest, provided, however, that the note will bear interest at 18% per annum upon the occurrence of an event of default. The Note Investor may terminate its obligations under the Note Securities Purchase Agreement if the closing has not occurred by June 30, 2022. In connection with the Note Private Placement, Cryptyde also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Note Investor, and will enter into a Security Agreement, a Pledge Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof prior to the closing of the Unit Purchase Agreement.

On January 26, 2022, the Company, with respect to certain sections, entered into a Securities Purchase Agreement (the “Equity Securities Purchase Agreement”) with an accredited investor (the “Equity Investor”) for the issuance of a (i) 1,500,000 shares of Common Stock, and (ii) a warrant (the “Equity Investor Warrant”) to purchase up to 1,500,000 shares of Common Stock with an exercise price of $8.00 per share of Common Stock (the “Equity Private Placement”). The consideration to be paid to Cryptyde under the Equity Securities Purchase Agreement is $12,000,000. The Equity Securities Purchase Agreement will close upon the satisfaction of certain conditions of the Equity Investor and Cryptyde, as well as: (i) closing conditions to the Spin-Off have been satisfied or waived, and (ii) the Common Stock shall be approved for Trading on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange. The Equity Securities Purchase Agreement contains covenants on the part of Cryptyde, including that Cryptyde will reserve for the purpose of issuance at least 100% of the maximum number of shares of Common Stock issuable upon conversion of the Equity Investor Warrant. In addition, under the Equity Securities Purchase agreement, Cryptyde will grant the Equity Investor certain rights to participate in any Subsequent Placements for the same duration as the participation right pursuant to the Note Securities Purchase Agreement.

On February 4, 2022, the Company issued 40,000 shares of common stock valued at $123,200 for consulting services related to EVNT Platform, LLC.

On March 9, 2022, the Company, Cryptyde, Inc. and the Holder entered into an amendment agreement (the “March Amendment Agreement”) whereby the parties agreed to, among other things: (i) amend certain provision of the July Note to (a) convert $10,000.00 of the principal amount of the July Note at a conversion price of $0.01 into shares of Common Stock, (b) extend the Maturity Date under the July Note to July 22, 2023, (c) increase the interest rate on the July Note from zero percent (0%) to six percent (6.0%), (d) reduce the maximum cap of the Minimum Cash in the Control Account from $100,000,000 to $80,000,000, and (e) require the Company to redeem $33,000,000 of the Principal of the July Note, together with accrued and unpaid Interest and accrued and unpaid Late Charges on such Principal and Interest, on July, 22, 2022; (ii) to extend certain dates relating to the (x) Company’s registration of certain securities under the Warrant Exercise Agreements to April 30, 2022, (y) Company’s filing of a proxy statement to April 30, 2022 and (z) Company holding a stockholder meeting and obtaining a stockholder vote to June 4, 2022 or July 4, 2022 in the event that the Company receives comments from the Securities and Exchange Commission with respect to the proxy statement; and (iii) to waive any adjustments to convertible securities or options as a result of the Adjusted Conversion Price.

On March 10, 2022, the Company issued 1,000,000 shares of common stock valued at $2,300,000 upon conversion of $10,000.00 of principal in connection with the March Amendment Agreement.

During the first quarter of 2022, the Company issued 34,894,569 shares of common stock valued at $113,902,081 upon exercise of warrants by investors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

As of December 31, 2021, management completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

In 2021, the Company began its transition to a digital media company and significantly increased the size of the Company, including through the acquisition of an 80% equity interest in Lomotif through a joint venture. In addition, in February 2022, the Company acquired AdRizer, which further increased the size of the Company. With these changes, the Company has acquired additional accounting personnel, resources and capabilities that it expects to utilize within its internal controls over financial reporting structure to reduce and remediate existing control deficiencies. Furthermore, the Company has implemented a new accounting system in the first quarter of 2022. In addition, the Company has engaged with and plans to engage with outside consultants to strengthen its capabilities and to help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under Exchange Act (already defined).

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we determined that, there were control deficiencies existing that constituted a material weakness.

Our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework issued by COSO (2013 Framework).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include, and do not include, an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In lieu of filing a Current Report on Form 8-K containing an Item 3.01 disclosure, the Company is making the following disclosure in this Form 10-K.  In connection with the Company preparing its Form 10-K for the year ended December 31, 2021, the Company became aware that Phillip McFillin, a current director serving on the Company’s Board of Directors (the “Board”), received compensation in excess of $120,000 for services rendered to the Company prior to being elected to the Board and, therefore, is not and has not been independent.

On April 14, 2022, Mr. McFillin resigned from membership on the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.  The Company also informed Nasdaq that the Company no longer has a majority independent board and the Audit Committee no longer consists of three independent directors.  The Company and the Board have commenced a search for additional independent directors to add to the Board and replace Mr. McFillin on the Audit Committee. The Company intends to regain compliance with the Nasdaq listing requirements as soon as practicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position(s)
Executive Officers and Directors
Lisa King	53	Chief Executive Officer, President and Director
Philip Jones	53	Chief Financial Officer
Stephen Garrow	59	Chief Operating Officer
Roderick Vanderbilt	56	Chairman
Phillip A. McFillin	54	Director
Michael J. DiStasio (1)(2)(3)(4)	55	Director
Elliot Goldstein (1)(2)(3)(5)(6)	45	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Corporate Governance and Nominating Committee

(4) Chair of Audit Committee

(5) Chair of the Compensation Committee

(6) Chair of the Corporate Governance and Nominating Committee

Executive Officers and Directors

Lisa King has served as our Chief Executive Officer, President, and a member of our board of directors since October 2021. Ms. King has more than 25 years of professional experience as a marketing and branding leader, C-suite executive, and consultant. From January 2021 until October 2021, Ms. King served as the Chief Executive Officer of ZASH, where she, together with ZASH’s corporate founders, led the development of ZASH’s short- and long-term business strategies. From June 2021 Ms. King has served as one of ZASH’s designees to the board of managers of ZVV, and as of December 30, 2021, Ms. King resigned as ZASH’s designee to the board of managers of ZVV and was appointed as one of our appointees to the board of managers of ZVV. Ms. King is currently the Chairman, Chief Executive Office and controlling stockholder of Magnifi U Inc., a company that provides a learning experience platform for personal and professional development, which she founded in August 2020, of which ZASH is a minority stockholder. From January 2018 to December 2020, Ms. King served as the President of Daneli Partners, LLC, a leadership development company she co-founded. From June 2014 to January 2018, Ms. King served as the Managing Partner for Chase Design, a design consulting firm for consumer packaged goods companies, where she was in charge of global markets, sales and planning as well as customer business development. From June 2004 to May 2018, she served as the Senior Vice President of Marketing and as Creative Director for Raymour & Flanigan Furniture, an American furniture retail chain. Her other previous positions included serving as the Vice President of Advertising for Galyan’s Sports & Outdoor Adventure and as the Director of Advertising for Dick’s Sporting Goods. Ms. King is the author of the book, “Just Do You: Authenticity, Leadership and Your Personal Brand.” Ms. King received a Bachelor of Science degree in Business Administration from Indiana Wesleyan University in 2003.

Philip Jones has served as our Chief Financial Officer since November 2021. Mr. Jones has served as our Chief Financial Officer since November 22, 2021. Since December 30, 2021, Mr. Jones has served as the Chief Financial Officer of ZVV and as one of our appointees to the board of managers of ZVV. Prior to joining the Company, from June 2019 to November 2021, Mr. Jones was Chief Financial Officer of Greenlight Networks, a high-speed internet service provider in Rochester, NY. From June 2005 to May 2019, Mr. Jones held various positions at DSS, Inc. (NYSE American: DSS), as Controller and Principal Accounting Officer from June 2005 to May 2009, and as its Chief Financial Officer from May 2009 to May 2019. In addition, Mr. Jones held financial management positions at Zapata Corporation, a public holding company, and American Fiber Systems, a private telecom company. In addition, Mr. Jones was a CPA at PricewaterhouseCoopers and Arthur Andersen. Mr. Jones holds a bachelor’s degree in Economics from SUNY Geneseo (1991) and an MBA from the Rochester Institute of Technology (1994).

Stephen Garrow has served as our Chief Operating Officer since October 2021. Mr. Garrow has more than twenty-five years of experience in leading organizations in the securities industry, manufacturing, technology, and the non-profit sector. From March 2021 to October 2021, he served as the President and Chief Business Development Officer of ZASH where he, together with ZASH’s corporate founders, led the structuring and building of the various lines of business inside the ZASH ecosystem. Until 2021, Mr. Garrow was CEO of Rushmore Associates, founded in 2009, an independent business advisory firm providing customized financial and business advice to families and professional athletes. From 2014 to 2016, Mr. Garrow was CEO and Founder of LexMar Global, a manufacturer of analyzers to the oil and gas industry. From 2016 to 2019 Mr. Garrow was a Managing Partner of Kayon Partners, a venture firm making early-stage investments in growth companies. From 1995 to 2009, Mr. Garrow was CEO and founder of two institutional broker dealers -Fano Securities and GaveKal Securities – which provided global equity and currency trading for institutional clients. For the past four years he has been board chair of the Vin Baker Bouncing Back Foundation, an organization assisting those with addiction, and has also served on a number of non-profit boards and advisory boards. Among them: Prosperity Candle, creating jobs for women in under-developed countries; the Maryknoll Foundation, overseeing the Mission’s investments; and The Amherst College Center for Community Engagement, fostering collaboration to sustain communities. Mr. Garrow served as Special Advisor to Wafra Investments, a Kuwait-based private equity fund from 2005 to 2006. Since 2010, Mr. Garrow has acted as Entrepreneur-in-Residence at the Berkley Entrepreneurship Center at NYU’s Stern School of Business where he is an adjunct professor leading seminars in innovation, and Entrepreneurship Through Acquisition. Mr. Garrow graduated from Amherst College with a Bachelor of Arts in English Literature and received his MBA in Finance from the NYU Stern School of Business.

Roderick Vanderbilt has served as Chairman of our board of directors since October 2021 and as our Business Development Manager since January 2022. From January 2021 to October 2021, Mr. Vanderbilt served as the Business Development Manager of ZASH. From June 2021 to December 30, 2021, Mr. Vanderbilt served as one of ZASH’s appointees to the board of managers of ZVV. Since November 2004, Mr. Vanderbilt has served as the President of OceanMark Properties, Inc., a brokerage firm licensed in the State of Florida structured for multi-faceted real estate transactions including commercial, residential, and government-held properties. From October 2017 to September 2019, he served as Brand Manager of MoviePass, Inc., where he served in brand management and public relations capacities. Additionally, Mr. Vanderbilt served in Revenue Reporting at 20th Century Fox Film Corporation where he reported directly to the President and oversaw the video division from October 1991 to May 1993, Mr. Vanderbilt is also currently the President of Farwest Haiti Mission providing food and medical services as a non-profit organization providing support to the Haitian people, which he co-founded in 2007 with Theodore Farnsworth, the Chairman of ZASH and a member of the board of managers of ZVV. Mr. Vanderbilt received a BS. in Business Administration from Lynn University in December 1989.

Phillip A. McFillin has over 25 years of experience representing a diverse group of companies as counsel or business advisor in a range of legal and business matters ranging from complex multidistrict litigation to venture capital transactions. Mr. McFillin has served as our outside general counsel from April 2019 to October 14, 2021 and was elected as a member of our board of directors on October 14, 2021.  As counsel, Mr. McFillin has represented the Company in litigation matters and corporate transactions including mergers, acquisitions and private offerings of debt and equity securities. From February 2015 to March 2019, Mr. McFillin served as the in-house general counsel to FTE Networks, Inc. a public telecommunications infrastructure company. From 2013 to 2015, he provided legal and consulting services to a multinational toy manufacturer, a logistics, staffing and recruiting firm, and a private real estate investment fund. Mr. McFillin received a Bachelor of Arts degree from Temple University in May 1990, a Master of Business Administration from the Fox School of Business at Temple University in June 1991 and a Juris Doctor degree from Widener University School of Law in May 1994.

Michael J. DiStasio has served as a member of our board of directors since October 2021. Mr. DiStasio is currently the Chief Executive Officer of American Seating Corp., a private labeled furniture products supplier for many of the world’s best-known restaurant and hospitality brands, which he founded in 1990. Mr. DiStasio received a Bachelor of Science degree in finance from Northeastern University’s Business School in May 1989.

Elliot Goldstein has served as a member of our board of directors since October 2021. Mr. Goldstein is a partner at White Dove Equities, a firm focused on investments and advisory services for real estate, public, and private companies, which he founded in November 2020. From 2005 to November 2020, Mr. Goldstein served as the Senior Vice President at Toppan Merrill and Vintage Filings (“Toppan”), a division of PR Newswire, where he led Toppan’s business development for companies seeking to become public in the United States and Israel. From 2003 to 2005, Mr. Goldstein was a trader and investment banker with Montauk Financial Group. Mr. Goldstein received a Talmudical Law degree from Beth Medrash Gevoah in 2004.

Other Significant Personnel

Theodore Farnsworth has served as a member of the board of managers of ZVV since the Company and ZASH entered into the Second Amended and Restated Limited Liability Company Agreement of ZVV on July 22, 2021. ZVV owns 80% of the outstanding equity interests in Lomotif. ZASH and the Company are the sole members of ZVV. Mr. Farnsworth is the controlling stockholder of ZASH. Mr. Farnsworth founded ZASH in January 2021 and has served as ZASH’s Chairman since its inception. In his role as a Manager of ZVV and controlling stockholder of ZASH, Mr. Farnsworth has played an important role in Lomotif’s business development and growth initiatives, and arranging the Company’s acquisition of AdRizer, which was completed in February 2022, to serve the Company’s goal of using the Lomotif social media platform to generate advertising revenue. From January 2017 to September 2019, Mr. Farnsworth served as Chairman of the Board and Chief Executive Officer of Helios and Matheson Analytics Inc. (“Helios”), a former Nasdaq listed company, and as a director of MoviePass, Inc. (“MoviePass”) from the time Helios acquired a controlling interest in MoviePass in December 2017 until September 2019. Mr. Farnsworth founded Zone Technologies Inc. (“Zone”) in November 2016 and served as its Chief Executive Officer from inception. Helios acquired Zone in November 2016. In January 2020, Helios, MoviePass and Zone each filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq. in the United States Bankruptcy Court for the Southern District of New York. In October 2021, Mr. Farnsworth entered into an agreement with the U.S. Federal Trade Commission, settling an action titled In the Matter of MoviePass, Inc. et al., which contains a consent order enjoining Mr. Farnsworth from misrepresenting any material fact related to advertising of movie viewing services, the costs and terms of such services, and the protection of personal information of consumers, without an admission or denial by Mr. Farnsworth of the allegations in such action. In May 2021, Mr. Farnsworth entered into an agreement with the district attorneys of several counties in the State of California, settling an action brought by the district attorneys, which contains a consent order enjoining Mr. Farnsworth from engaging in violations of specified California state laws related to false advertising, failure to timely deliver products, changing terms of service, autorenewals, consumer privacy and data management, without an admission or denial by Mr. Farnsworth of the allegations in such action.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Corporate Governance Overview

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We understand that corporate governance practices change and evolve over time, and we seek to adopt and use practices that we believe will be of value to our stockholders and will positively aid in the governance of the Company. To that end, we regularly review our corporate governance policies and practices and compare them to the practices of other peer institutions and public companies. We will continue to monitor emerging developments in corporate governance and enhance our policies and procedures when required or when our Board determines that it would benefit our Company and our stockholders.

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

Board Composition and Leadership Structure

Five directors comprise our board of directors: Lisa King, Roderick Vanderbilt, Elliot Goldstein, Michael J. DiStasio and Philip A. McFillin.

We believe that the structure of our board of directors and board committees provides strong overall management. Currently, the Chairman of our board of directors and our Chief Executive officer roles are separate. Lisa King serves as our Chief Executive Officer and President and Roderick Vanderbilt serves as Chairman of our board of directors. However, we do not have a policy regarding the separation of the Chief Executive Officer and the Chairman roles, as our board of directors believes that it is in the best interests of the Company and our stockholders to make that determination from time to time based upon the position and direction of the Company and the membership of our board of directors. Our board of directors has determined that our leadership structure is appropriate for the Company and our stockholders as it helps to ensure that the board of directors and management act with a common purpose and provides a single, clear chain of command to execute our strategic initiatives and business plans.

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

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Elliot Goldstein and Michael J. DiStasio are independent and do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Audit Committee

The members of our audit committee are Elliot Goldstein and Michael J. DiStasio. Mr. DiStasio chairs the audit committee. In addition, the Board has determined that Michael J. DiStasio qualifies as an “audit committee financial expert” as define in the rules of the SEC. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The committee’s responsibilities include, among other things:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Elliot Goldstein and Michael J. DiStasio. Mr. Goldstein chairs the nominating and corporate governance committee. This committee’s responsibilities include, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;

●	developing and recommending to our board of directors corporate governance principles, codes of conduct and compliance mechanisms; and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

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

Any director or executive officer of the Company may recommend a candidate to the nominating and corporate governance committee for its consideration. The nominating and corporate governance committee will also consider nominees to our board of directors recommended by stockholders if stockholders comply with the advance notice requirements in our Bylaws. Our Bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver timely written notice to our Corporate Secretary at the following address:

Board of Directors

c/o Corporate Secretary

Vinco Ventures, Inc.

6 North Main Street

Fairport, New York 14450

This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information, including: the name and address of the stockholder delivering the notice as it appears on our books; the class and number of shares owned beneficially and of record by such stockholder; information about derivative instruments beneficially owned by such stockholder and any opportunity to profit or share in any profit derived from any increase or decrease in the value of the shares of our stock; any proxy, contract, arrangement, understanding or relationship pursuant to which such stockholder has a right to vote any shares of our stock; any short interest in any of our securities held by such stockholder; any rights to dividends on shares of our stock owned beneficially or of record by such stockholder that are separated or separable from the underlying shares of stock; any proportionate interest in shares of our stock or derivative instruments held by a general or limited partnership in which such stockholder is, or owns a beneficial interest in, the general partner; any performance-related fees to which such stockholder is entitled based on the value of our securities; any arrangement or understanding between such stockholder and the proposed nominee; and whether such stockholder intends to deliver a solicitation notice, as more fully described in our Bylaws. The foregoing summary does not include all requirements a stockholder must satisfy in order to nominate a candidate to our board of directors. Stockholders who wish to recommend a nominee to our board of directors should carefully read our Bylaws, which are available at www.vincoventures.com. (The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.)

Compensation Committee

The members of our compensation committee are Elliot Goldstein and Michael J. DiStasio. Mr. Goldstein chairs the compensation committee. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include, among other things:

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

Director Nomination Process

Our board of directors believes that its directors should have the highest professional and personal ethics and values, consistent with the Company’s longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all stockholders. When considering potential director candidates, our board of directors also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board of directors. Our board of directors believe that diversity is an important attribute of the members who comprise our board of directors and that the members should represent an array of backgrounds and experiences and should be capable of articulating a variety of viewpoints. Our board of directors’ priority in selecting board members is the identification of persons who will further the interests of our stockholders through his or her record of professional and personal experiences and expertise relevant to our business.

Stockholder Nominations to the Board of Directors

Article II, Section 2.5 of our Bylaws provides that our board of directors will accept for consideration submissions from stockholders of recommendations for the nomination of directors. Acceptance of a recommendation for consideration does not imply that the board of directors will nominate the recommended candidate. Director nominations by a stockholder or group of stockholders for consideration by our stockholders at our annual meeting of stockholders, or at a special meeting of our stockholders that includes on its agenda the election of one or more directors, may only be made pursuant to Article II, Section 2.5 of our Bylaws or as otherwise provided by law. Nominations pursuant to our Bylaws are made by delivering to our Corporate Secretary, within the time frame described in our Bylaws, all of the materials and information that our bylaws require for director nominations by stockholders.

No person shall be eligible to serve as a director of the Company unless nominated in accordance with the procedures set forth in Article II, Section 2.5 of our Bylaws and any nominee proposed by a stockholder not nominated in accordance with Article II, Section 2.5 shall not be considered or acted upon for execution at such meeting. Stockholders’ notice for any proposals requested to be included in our prospectus pursuant to Rule 14a-8 under the Exchange Act (including director nominations), must be made in accordance with that rule.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Governance section of our website, www.vincoventures.com. In addition, we post on our website all disclosures that are required by law or the listing standards of the Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. (Reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)	Total ($)
Lisa King (3)	2021	64,167	—	—	—	—	64,167
Chief Executive Officer	2020	—	—	—	—	—	—

Philip Jones (4)	2021	35,577	100,000	—	—	—	135,577
Chief Financial Officer	2020	—	—	—	—	—	—

Steven Garrow (5)	2021	54,167	—	—	—	—	54,167
Chief Operating Officer	2020	—	—	—	—	—	—

Christopher B. Ferguson (6)	2021	215,630	480,000	5,454,716	—	—	6,150,346
Former Chief Executive Officer	2020	160,963	—	—	—	—	160,963

Brett Vroman (7)	2021	233,951	480,000	3,678,216	—	—	4,392,167
Former Chief Financial Officer	2020	176,924	—	—	—	—	176,924

Brian McFadden (8)	2021	252,557	480,000	4,570,511	—	—	5,303,068
Former Chief Strategy Officer	2020	—	—	—	—	—	—

(1) The dollar amounts shown in this column represent the fair value of shares on their respective grant dates. The grant date fair value was computed in accordance with ASC 718.

(2) The dollar amounts shown in this column represent the fair value of shares on their respective grant dates. The grant date fair value was computed in accordance with ASC 718.

(3) Ms. King was appointed the Company’s Chief Executive Officer on October 25, 2021.

(4) Mr. Jones was appointed the Company’s Chief Financial Officer on November 22, 2021.

(5) Mr. Garrow was appointed the Company’s Chief Operating Officer on October 25, 2021.

(6) Mr. Ferguson served as the Company’s Chief Executive Officer and Chairman in 2020 and a portion of 2021 until his resignation from both positions on October 25, 2021.

(7) Mr. Vroman served as the Company’s Chief Financial Officer in 2020 and a portion of 2021 until his resignation on November 22, 2021. As of the same date, he started to serve as Chief Financial Officer and Treasurer of Cryptyde, Inc., a wholly owned subsidiary of the Company.

(8) Mr. McFadden served as the Company’s Chief Strategy Officer from November 2020, and a portion of 2021 until his resignation for that position on October 21, 2021. As of the same date, he started to serve as the Chief Executive Officer of Cryptyde, a wholly owned subsidiary of the Company. Mr. McFadden received no compensation during fiscal 2020.

Narrative to Summary Compensation Table

General

During 2021 and 2020, we compensated our named executive officers through a combination of base salary, cash bonuses and other benefits including car allowances. Each of our named executive officers has substantial responsibilities in connection with the day-to-day operations of our Company.

Base Salary

The base salaries of our named executive officers were historically reviewed and set annually by the compensation committee of our board of directors; base salaries were also reviewed upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for our named executive officers for 2020, 2021 and into the future, our compensation committee relied and will continue to rely on external market data and peer data obtained from outside sources. In addition to considering the information obtained from such sources, our compensation committee will consider:

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

Stock Awards

Our stock incentive awards are issued under our equity incentive plans, to be issued as stock-based incentives. Stock incentive awards under the plans can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. We believe awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

Employment Agreements

On October 19, 2021, the Company entered into an employment agreement with Phillip Jones for the role of Chief Financial Officer effective as of November 4, 2021. Mr. Jones’ agreement provides for an initial term of one year, which will automatically renew for successive one-year terms thereafter unless either party gives notice of non-extension to the other party. Pursuant to the agreement, Mr. Jones is entitled to an initial annual base salary of $250,000 and an annual discretionary bonus of up to 30% of his base salary. Mr. Jones was granted a sign-on bonus of $250,000 of which $100,000 was paid within the first month of employment and $150,000 will be paid upon the six-month anniversary of his employment. In addition, Mr. Jones is eligible to receive a grant of 300,000 restricted stock units, to be granted upon approval by the Company’s compensation committee under the Company’s equity incentive plans. As of the date of this Annual Report, this restricted stock unit grant has not been made. The agreement provides for severance consisting of six additional months of salary and employee standard benefits upon a termination of the agreement by the Company without Cause (as defined in the agreement) or by Mr. Jones for Good Reason (as defined in the Agreement), in each case, subject to the execution of an effective release of claims in favor of the Company and its agents. The agreement also contains certain restrictive covenants, including non-solicitation of employees, customers vendors and noncompetition for a period of 12 months after termination of employment.

As of the date of this Annual Report, the Company has not entered into an employment agreement with our Chief Executive Officer, Ms. King. The Company has agreed to compensate Ms. King based on the terms of her prior employment agreement with ZASH, which provides for an initial annual base salary of $385,000 and an annual discretionary bonus of 25% of her base salary. The Company expects to continue to compensate Ms. King based on these terms until the Company enters into an employment agreement with Ms. King.

As of the date of this Annual Report, the Company has not entered into an employment agreement with our Chief Operating Officer, Mr. Garrrow. The Company has agreed to compensate Mr. Garrow based on the terms of his prior employment agreement with ZASH, which provides for an initial annual base salary of $325,000 and an annual discretionary bonus of 25% of his base salary. The Company expects to continue to compensate Mr. Garrow based on these terms until the Company enters into an employment agreement with Mr. Garrow.

On February 2, 2021, the Company entered into an employment agreement with Christopher Ferguson for the role of Chief Executive Officer. The Agreement was effective as of November 12, 2020 and had a term of three years which may be extended. Mr. Ferguson’s employment agreement provided for an initial annual base salary of $200,000 and 120,000 shares of common stock that vested in their entirety on issuance. For 2021, the agreement provided for a cash bonus equal to 30% of the annual base salary, and an award of 200% of the annual base salary in value of shares of common stock, which vested in their entirety on issuance. In addition, under the agreement, Mr. Ferguson was entitled to 150,000 shares of common stock, due immediately upon an increase of 2.5 times the enterprise value of the Company on a 5-day closing average from the effectiveness of the agreement. For clarification, the enterprise value of the Company at the effective date of the employment agreement was $25,042,464. Mr. Ferguson resigned as (i) the Company’s Chief Executive Officer, effective October 25, 2021 and (ii) Chairman of the Board of Directors, effective October 19, 2021.

On February 2, 2021, the Company entered into an employment agreement with Brett Vroman for the role of Chief Financial Officer. The agreement was effective as of November 12, 2020 and had a term of three years which may be extended. The agreement provided for an initial annual base salary of $200,000 and 120,000 shares of common stock that vested in their entirety on issuance. For 2021, the agreement provided for a cash bonus equal to 30% of the annual base salary, and an award of 200% of the annual salary in value of shares of common stock, which vested in their entirety on issuance. In addition, Mr. Vroman was entitled to a one-time past performance bonus for the work completed in 2018, 2019 and 2020 of 150,000 shares of common stock, which vested in their entirety on issuance. Mr. Vroman was also entitled to 100,000 shares of common stock, due immediately upon an increase of 2.5 times the enterprise value of the Company on a 5-day closing average from the effectiveness of the agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464. Mr. Vroman resigned as the Company’s Chief Financial Officer effective as of November 22, 2021 and accepted to serve as Chief Financial Officer and Treasurer of Cryptyde.

On February 2, 2021, the Company entered into an employment agreement with Brian McFadden for the role of Chief Strategy Officer. The agreement was effective as of November 12, 2020 and had a term of three years which may be extended. The agreement provided for an initial annual base salary of $200,000 and 120,000 shares of common stock that shall vest in their entirety on issuance. For 2021, the executive received a cash bonus in the amount equal to 30% of the annual base salary, and an award of 200% of the annual base salary in value of shares of common stock, which vested in their entirety on issuance. Upon the execution of the agreement, the executive was entitled to a one-time signing bonus of 150,000 shares of the Company’s common stock, which shall vest in their entirety on issuance. The executive was also entitled to 100,000 shares of the Company’s common stock, due immediately upon an increase of 2.5 times the enterprise value of the Company on a 5-day closing average from the effectiveness of the agreement. For clarification, the enterprise value as of the Company at the effective date was $25,042,464. On September 23, 2021, Mr. McFadden submitted his resignation effective immediately as the Company’s Chief Strategy Officer, following which he accepted the role as President of Cryptyde.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to holdings of unvested options and stock awards held by our named executive officers as of December 31, 2021.

	Option Awards
Name	Number of securities underlying unexercised option exercisable (#)	Number of securities underlying unexercised option unexercisable (#)	Option exercise price ($)	Option expiration date
Brett Vroman	80,000	-	$7.01	9/26/2023

Non-Employee Director Compensation

We do not have a formal policy with respect to compensation payable to our non-employee directors for service as directors. The table below shows the equity and other compensation granted to our non-employee directors during 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Louis Foreman(1)	40,000	60,450	-	-	100,450
Frank Jennings(1)	40,000	60,450	-	-	100,450
Kevin O’Donnell(1)	40,000	60,450	-	-	100,450
Mary Ann Halford (1)	30,000	60,450	-	-	90,450
Elliot Goldstein(2)	29,000	-	-	-	29,000
Philip McFillin(2)	29,000	-	-	-	29,000
Michael DiStasio(2)	29,000	-	-	-	29,000

(1)	Mr. Foreman, Mr. Jennings, Mr. O’Donnell and Ms. Halford served as our directors until October 14, 2021.

(2)	Mr. Goldstein, Mr. McFillin and Mr. DiStasio were elected and started to serve as our directors on October 14, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the beneficial ownership of our Common Stock as of April 7, 2022 by:

●	each stockholder known by us to beneficially own more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

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

The percentage of beneficial ownership is based on 188,052,593 shares of our common stock outstanding as of April 7, 2022.

Name of Beneficial Owner	Number of Shares	Percentage
5% Stockholders (1)
Hudson Bay Master Fund Ltd. (2)	20,871,518	9.99%

Executive Officers and Directors

Kevin Ferguson (3)	363,500	*	%
Brett Vroman (4)	1,499,623	*	%
Philip McFillin (5)	329,756	*	%

Total Executive Officers and Directors	6,016,044	9.08%

*Represents beneficial ownership of less than one percent (1%).

(1) The address for each stockholder listed in the table above is: c/o Vinco Ventures, Inc. 6 North Main Street, Fairport, New York 14450.

(2) Includes 28,247,500 shares of common stock issuable upon conversion of a Senior Convertible Note issued in the Hudson Bay financing dated July 22, 2021, 12,000,000 shares of common stock issuable upon exercise of a warrant issued in connection with the Hudson Bay financing dated September 1, 2021, 15,000,000 shares of common stock issuable upon exercise a warrant issued in connection with the Hudson Bay financing dated November 10, 2021, and 113,690,822 shares of common stock issuable upon exercise a warrant issued in connection with the Hudson Bay financing dated December 20, 2021. However, pursuant to the terms of the aforementioned convertible note and warrants, Hudson Bay Master Fund Ltd. may not convert such convertible note or exercise such warrants to the extent (but only to the extent) it or any of its affiliates would beneficially own upon such conversion or exercise a number of shares of our common stock which would exceed 9.99% of the outstanding shares of common stock of the Company. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The address for Hudson Bay Master Fund Ltd. is c/o Hudson Bay Capital Management LP, 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(3) Includes 13,000 shares of common stock held by FergcoBros, LLC and 350,500 shares of common stock individually by Mr. Ferguson. Mr. Ferguson disclaims beneficial ownership of the shares held in the name of FergcoBros, LLC.

(4) Includes 1,419,623 shares of common stock held by Mr. Vroman and 80,000 shares of common stock issuable under the option held by Mr. Vroman. Mr. Vroman was the chief financial officer of Cryptyde, Inc. as of April 7, 2022.

(5) Includes 329,756 shares of common stock held by Mr. McFillin.

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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (iii) the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

●	a transaction that is specifically contemplated by provisions of our articles of incorporation, as amended and restated, or Bylaws.

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

Related Party Transactions

The following is a summary of transactions since January 1, 2020, to which we have been a participant in which the amount involved exceeded or will exceed $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

ZASH Global Media and Entertainment Corporation

As of December 31, 2021, Lomotif owed ZASH $2,500,000 in original principal amount under two promissory notes. See Note 10 – Debt for further information. In addition, ZASH was performing certain management functions on behalf of ZVV for which ZASH received $3,500,000 during the year ended December 31, 2021. Our Chairman and member of the board of managers of ZVV, Roderick Vanderbilt, co-founded ZASH and served as the President of ZASH, and has a pre-existing personal and business relationship with the current controlling shareholder of ZASH, Theodore Farnsworth. Mr. Farnsworth is also a member of the board of managers of ZVV. Prior to joining us, our Chief Executive Officer, Ms. King and our Chief Operating Officer, Mr. Garrow served as the Chief Executive Officer and the President and Chief Business Development Officer, respectively, of ZASH.

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

Forever 8 Fund, LLC

On November 17, 2020, the Company, through its subsidiary, Edison Nation, LLC, entered into an Inventory Management Agreement with the Forever 8 Fund, LLC (“F8”), an entity which Christopher B. Ferguson, our former Chairman and Chief Executive Officer, holds a 45% ownership interest. Under the terms of the agreement, F8 desires to maintain inventory of and sell to Edison Nation certain Products pursuant to the terms and conditions set forth in the Agreement. As consideration for the inventory management services provided under this Agreement, Edison Nation agrees to pay F8 a fee for each unit of each Product sold on a Platform determined in accordance with the fee schedule set forth in the applicable Product Schedule (the “Fee Schedule”) based on the Age of Inventory Sold set forth on the Fee Schedule (the “F8 Fees”). Prior to the signing of the agreement, F8 advanced Edison Nation $239,283 that was utilized to pay for deposits with Edison Nation factories. The balance outstanding at December 31, 2021 is $0 and the agreement has been terminated as of December 2, 2021.

NL Penn Capital, LP and SRM Entertainment Group LLC

As of December 31, 2021 and 2020, due to related party consists of net amounts due to SRM Entertainment Group LLC (“SRM”) and NL Penn Capital, LP (“NL Penn”), the majority owner of both, which are owned by Chris Ferguson, our former Chairman and Chief Executive Officer. The amount due to NL Penn was assigned to TXC Services, LLC. The amount due to related parties is related to the acquisitions of Pirasta, LLC and Best Party Concepts, LLC offset by operating expenses that were paid by SRM and Edison Nation on behalf of SRM and NL Penn. As of September 30, 2021 and December 31, 2020, the net amount due to related parties was $15,401 and $32,452, respectively. Such amounts are due currently. NL Penn and affiliated entities may lend additional capital to Edison Nation pursuant to terms and conditions similar to the current working capital lenders to Edison Nation such as Franklin Capital. In addition, Edison Nation borrows working capital from Franklin Capital, and Mr. Ferguson is a personal guarantor on the working capital facility provided to Edison Nation by Franklin Capital.

Enventys Partners, LLC

On August 1, 2018, the Company entered into a one-year letter agreement with Enventys Partners, LLC, a North Carolina limited liability company (“Enventys”), whereby Enventys agreed to provide services to the Company as an independent contractor in the areas of product development and crowdfunding campaign marketing. During the term of the Enventys Agreement, the Company shall pay Enventys a fixed fee of $15,000 per month for product development assistance, including design research, mechanical engineering and quality control planning. Depending on the success of each campaign, the Company may also pay Enventys a commission of up to ten percent of the total funds raised in the applicable campaign. Louis Foreman, who is a former member of the Company’s board of director, is also the Chief Executive Officer and the largest equity holder of Enventys. We did not incur fees related to any services performed by Enventys for the year ended December 31, 2021 and 2020, respectively. During 2019, the Company and Enventys agreed to the cancellation of the agreement. The balance outstanding at December 31, 2021 and 2020 is $0 and $105,424, respectively.

Compensation of Immediate Family Member

The Company has employed an immediate family member of Ms. Lisa King in a non-executive officer position since January 2022. Ms. King’s family member is paid an annual salary of $125,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Marcum, LLP for professional accounting services rendered for the fiscal years ended December 31, 2021 and 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$510,991	$277,486
Audit-Related Fees	45,063	72,400
Tax Fees (2)	—	—
Other Fees (3)	69,249	98,571
Total	$625,303	$448,457

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

PART IV

ITEM 15. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Amended and Restated Articles of Incorporation of Xpand Products Lab, Inc.	1-A	2.3	December 22, 2017
3.4	Articles of Incorporation Cryptyde, Inc.	8-K	10.1	October 6, 2021
3.5	Certificate of Correction of Vinco Ventures, Inc.				*
4.1	Description of the Registrant’s Capital Stock				*
10.5+	Amended and Restated Edison Nation, Inc. Omnibus Incentive Plan	8-K	3.3	September 12, 2018
10.21	10% Senior Secured Note with 32 Entertainment LLC, dated December 4, 2019	S-1	10.26	February 12, 2020
10.22	Common Stock Purchase Warrant with 32 Entertainment LLC, dated December 4, 2019	S-1	10.27	February 12, 2020
10.23	Registration Rights Agreement with 32 Entertainment LLC, dated December 4, 2019	S-1	10.28	February 12, 2020
10.24	Loan Agreement with Tiburon Opportunity Fund, dated January 2, 2020	S-1	10.29	February 12, 2020
10.25	5% Note Agreement with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.30	February 12, 2020
10.26	Common Stock Purchase Warrant with Equity Trust Company, Custodian FBO: Rawleigh H. Ralls, dated January 10, 2020	S-1	10.31	February 12, 2020
10.27	5% Note Agreement with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.32	February 12, 2020
10.28	Common Stock Purchase Warrant with Paul J. Solit and Julie B. Solit, dated January 15, 2020	S-1	10.33	February 12, 2020
10.29	5% Note Agreement with Richard O’Leary, dated January 17, 2020	S-1	10.34	February 12, 2020
10.30	Common Stock Purchase Warrant with Richard O’Leary, dated January 15, 2020	S-1	10.35	February 12, 2020
10.31	Loan Agreement with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.1	January 29, 2020
10.32	10% Convertible Promissory Note with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.2	January 29, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

10.33	Common Stock Purchase Warrant with Greentree Financial Group, Inc., dated January 23, 2020	8-K	10.3	January 29, 2020
10.34	Amendment Agreement with Greentree Financial Group, Inc., dated January 29, 2020	8-K	10.4	January 29, 2020
10.35	Asset Purchase Agreement between HMNRTH, LLC, TCBM Holdings, LLC and Edison Nation, Inc. and Scalematix, LLC dated March 11, 2020	8-K	10.1	March 12, 2020
10.36	Securities Purchase Agreement between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.3	April 27, 2020
10.37	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated April 7, 2020	8-K	10.4	April 27, 2020
10.38	Securities Purchase Agreement between Edison Nation, Inc. and BHP Capital NY Inc. dated April 7, 2020	8-K	10.1	April 27, 2020
10.39	Convertible Promissory Note between Edison Nation, Inc. and BHP Capital NY Inc dated April 7, 2020	8-K	10.2	April 27, 2020
10.40	Promissory Note Small Business Administration-Paycheck Protection Program dated April 15, 2020	8-K	10.8	April 27, 2020
10.41	Consulting Agreement between Edison Nation, Inc. and Tiburon dated April 24, 2020	8-K	10.5	April 27, 2020
10.42	Debt Conversion Agreement between Edison Nation, Inc. and Tiburon Opportunity Fund dated April 24, 2020	8-K	10.6	April 27, 2020
10.43	Distributor Agreement between Edison Nation Holdings, LLC and Marrone Bio Innovations, Inc. dated May 13, 2020	10-K	10.45	May 29, 2020
10.44	Secured Line of Credit Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.1	May 26, 2020
10.45	Security Agreement between Global Solutions, LLC, Edison Nation, Inc. and PPE Brickell Supplies, LLC dated May 20, 2020	8-K	10.2	May 26, 2020
10.46	Agreement and Plan of Share Exchange Agreement between Edison Nation, Inc. PPE Brickell Supplies, LLC and Graphene Holdings, LLC dated May 20, 2020	8-K	10.3	May 26, 2020
10.47	Amended Limited Liability Company Agreement of Global Clean Solutions, LLC dated May 20, 2020	8-K	10.4	May 26, 2020
10.48	Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 7, 2020	10-K	10.50	May 29, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

10.49	Amendment to Purchase of Inventory and Repurchase Agreement between Edison Nation, Inc. and Fergco Bros, LLC dated May 15, 2020	10-K	10.51	May 29, 2020
10.50	Amendment to Senior Secured Note between Edison Nation, Inc. and 32 Entertainment, LLC dated May 19, 2020	10-K	10.52	May 29, 2020
10.51	Amended Subordinate Secured Note between Edison Nation, Inc and 32 Entertainment, LLC dated May 19, 2020	10-K	10.53	May 29, 2020
10.52	Agreement for the Purchase and Sale of Common Stock of Cloud B, Inc. dated February 17, 2020	8-K	10.1	February 21, 2020
10.53	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Richard O’Leary dated July 10, 2020	S-1	10.55	July 16, 2020
10.54	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Equity Trust Company, a Custodian FBO: Rawleigh H. Ralls IRA dated July 10, 2020	S-1	10.56	July 16, 2020
10.55	Amendment to Note Agreement and Common Stock Purchase Warrant between Edison Nation, Inc. and Paul J. Solit and Julie B. Solit dated July 10, 2020	S-1	10.57	July 16, 2020
10.56	Convertible Promissory Note between Edison Nation, Inc. and Jefferson Street Capital, LLC dated July 29, 2020	10-Q	10.30	August 18, 2020
10.57	Memorandum of Understanding between the Global Clean Solutions, LLC, Office Mart, Inc. and ZAAZ Medical, Inc. dated June 8, 2020	10-Q	10.31	August 18, 2020
10.58	Amendment to Memorandum of Understanding dated August 6, 2020	10-Q	10.32	August 18, 2020
10.59	Forbearance Agreement between the Company and Jefferson Street Capital, LLC dated October 7, 2020	10-Q	10.33	November 23, 2020
10.60	Asset Purchase Agreement between Honey Badger Media, LLC and Honey Badger, LLC dated November 10, 2020	8-K	10.1	November 12, 2020
10.61	Platform License Agreement between Honey Badger Media, LLC and Honey Badger Media, LLC dated November 10, 2020	8-K	10.2	November 12, 2020
10.62	Inventory Management Agreement between Edison Nation, LLC and Forever 8 Fund, LLC dated November 17, 2020	10-Q	10.36	November 23, 2020
10.63	Stock Exchange Agreement dated between Jupiter Wellness, Inc, SRM Entertainment, Ltd and Vinco Ventures, Inc. dated November 30, 2020	8-K	1.1	December 3, 2020

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

10.64	Agreement to Complete a Plan of Merger between Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation dated January 20, 2021	8-K	10.1	January 21, 2021
10.65	Contribution Agreement by and among ZVV Media Partners, LLC, Vinco Ventures, Inc. and Zash Global Media and Entertainment Corporation dated January 19, 2021	8-K	10.1	January 21, 2021
10.66	Senior Convertible Note between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	4.1	January 25, 2021
10.67	Securities Purchase Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.1	January 25, 2021
10.68	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.2	January 25, 2021
10.69	Registration Rights Agreement between Vinco Ventures, Inc. and Hudson Bay Master Fund, Ltd dated January 25, 2021	8-K	10.3	January 25, 2021
10.70	Securities Purchase Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 20201	8-K	10.1	February 4, 2021
10.71	Common Stock Purchase Warrant Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.2	February 4, 2021
10.72	Registration Rights Agreement between Vinco Ventures, Inc. and BHP Capital NY Inc. dated January 29, 2021	8-K	10.3	February 4, 2021
10.73+	Employment Agreement between Vinco Ventures, Inc. and Christopher Ferguson dated February 2, 2021	8-K	10.1	February 8, 2021
10.74+	Employment Agreement between Vinco Ventures, Inc. and Brett Vroman dated February 2, 2021	8-K	10.2	February 8, 2021
10.75+	Employment Agreement between Vinco Ventures, Inc. and Brian McFadden dated February 2, 2021	8-K	10.3	February 8, 2021
10.76	Form of Senior Convertible Note	8-K	4.1	February 23, 2021
10.77	Form of Securities Purchase Agreement	8-K	10.1	February 23, 2021
10.78	Form of Warrant	8-K	10.2	February 23, 2021
10.79	Form of Registration Rights Agreement	8-K	10.3	February 23, 2021
10.80	Placement Agent Agreement	8-K	10.4	February 23, 2021
10.81	Amended and Restated Asset Purchase Agreement between CBAV1, LLC and BTL Diffusion SARL	8-K	10.1	April 21, 2021
10.82	First Amendment to Agreement to Complete a Plan of Merger, dated March 30, 2021, by and among Vinco Ventures, Inc., Vinco Acquisition Corporation and ZASH Global Media and Entertainment Corporation	8-K	10.1	April 9, 2021
21.1	List of Significant Subsidiaries				*
23.1	Consent of Marcum LLP				*
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS	Inline XBRL Instance Document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022

VINCO VENTURES, INC.

By:	/s/ Lisa King
Lisa King
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lisa King and Philip Jones, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lisa King	Chief Executive Officer, President and Director	April 15, 2022
Lisa King	(Principal Executive Officer)

/s/ Philip Jones	Chief Financial Officer	April 15, 2022
Philip Jones	(Principal Financial Officer)

/s/ Roderick Vanderbilt	Director	April 15, 2022
Roderick Vanderbilt

/s/ Elliot Goldstein	Director	April 15, 2022
Elliot Goldstein

/s/ Michael J. DiStasio	Director	April 15, 2022
Michael J. DiStasio

/s/ Phillip A. McFillin	Director	April 15, 2022
Phillip A. McFillin

