Form 10-Q
period 2022-03-31
Vinco Ventures, Inc.
filed 2022-05-23
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 23, 2022, there were 210,590,593 shares of the registrant’s common stock outstanding.

VINCO VENTURES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Risks related to the completion of our planned spin-off of Cryptyde, Inc. (“Cryptyde”) and the achievement of our expected benefits to stockholders from this planned spin-off;
●	Risks related to the integration of completed acquisitions and the achievement of our expected benefits from our acquisitions and investments, including, but not limited to, our investment in Lomotif Private Limited (“Lomotif”) through ZVV Media Partners, LLC (“ZVV”), our joint venture with ZASH Global Media and Entertainment Corporation (“ZASH”), and our acquisitions of AdRizer, LLC (“AdRizer”) and Honey Badger Media, LLC (“Honey Badger”);
●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;
●	Other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Specifically, our investment in Lomotif and related growth initiatives may fail to deliver our expected benefits, for reasons relating to including, but not limited to, our and Lomotif’s capital requirements and whether we will be able to raise capital as needed; our ability to successfully develop the business and revenue models for Lomotif’s social media platform; whether Lomotif can retain its existing users and attract new users to its platform; whether our cross-platform user engagement strategy will enhance our ability to monetize the Lomotif platform; whether Lomotif can attract and maintain relationships with influencers, artists, and other content creators or publishers who will provide compelling content to the platform; our ability to integrate the operations of Lomotif within the Vinco Ventures conglomerate and create synergies between Lomotif and other businesses and assets we have acquired or plan to acquire, including AdRizer; the ability of Lomotif’s platform and associated promotional activities to compete effectively for user engagement; Lomotif’s ability to retain reliable developers, vendors and suppliers to support its operations; failure of third parties to promote Lomotif’s platform and associated products and services effectively or at all; breaches of network and data security measures; a disruption or failure of networks and information systems; Lomotif’s ability to protect its patents and other intellectual property and operate its businesses without infringing upon the intellectual property rights of others; changes in local, state, federal and international laws and regulations that may adversely affect Lomotif’s business or prospects; risk of attempts at unauthorized or improper use of the platform and resulting damages to Lomotif’s reputation; the inability to maintain or increase the value of the Lomotif brands; the inability to successfully respond to rapid changes in technologies and user tastes and preferences and remain competitive; the impact of any legal proceedings or governmental action against Lomotif; and whether Lomotif will continue to receive the services of key management and retain qualified personnel.

In addition, AdRizer’s advertising business and our efforts to integrate AdRizer with our other businesses or investments such as Lomotif and Honey Badger are subject to risks including, but not limited to, AdRizer is faced with intensive competition in the digital advertising industry; high customer concentration, long sales cycles and payment-related risks may subject AdRizer to significant fluctuations or declines in revenues; the reliability of operational and performance issues with AdRizer’s platform, whether real or perceived, including a failure to respond to technological changes or to upgrade its technology systems, may adversely affect AdRizer’s business and operational results; AdRizer’s technology solutions are dependent on third parties including data hosting service, data providers and various technology, software, products and services from third parties or available as open source; AdRizer’s business practices are subject to governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection, and unfavorable changes or failure by AdRizer to comply with these laws and regulations could substantially harm its business; and to the extent the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted by government regulations, blocked or limited by technical changes on end users’ devices and web browsers, AdRizer’s performance may decline and AdRizer may lose advertisers.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

Solely for convenience, we refer to trademarks in this Quarterly Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Vinco Ventures”, “Vinco”, “we,” “us,” “our,” the “Company” and similar terms refer to Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., and all of our consolidated subsidiaries and variable interest entities.

PART I - FINANCIAL INFORMATION

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

Assets*
Current assets:
Cash and cash equivalents	$130,779,948	$87,612,176
Restricted cash - short term	-	100,000,000
Short-term investments	220,000	178,000
Accounts receivable, net	9,117,096	1,124,421
Inventory, net	447,636	475,666
Prepaid expenses and other current assets	10,659,851	10,403,401
Loans held-for-investment- current portion	11,600,000	3,950,000
Due from related party	19,600,584	15,997,803
Total current assets	182,425,115	219,741,467

Restricted cash long-term	80,000,000	-
Property and equipment, net	1,785,226	1,376,751
Right of use assets, net	133,310	168,914
Loan held-for-investment	750,000	250,000
Loan held-for-investment - related parties	13,500,000	20,500,000
Intangible assets, net	39,009,383	40,525,453
Goodwill	180,419,932	121,580,144
Cost method investments	1,000,000	1,000,000
Other assets	1,655,742	-
Total assets	$500,678,709	$405,142,729

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,554,079	$6,105,963
Accrued expenses and other current liabilities	10,600,949	19,516,308

Current portion of operating lease liabilities	77,231	100,733
Current portion of convertible notes payable, net of debt issuance costs of $13,343,030 and $68,911,823, respectively	19,769,795	44,238,177
Current portion of notes payable	-	15,530
Current portion of notes payable - related parties	112,835	112,835
Total current liabilities	42,114,889	70,089,546

Operating lease liabilities, net of current portion	58,713	70,514
Convertible notes payable - related parties, net of current portion	2,500,000	2,500,000
Notes payable -related parties, net of current portion	108,923	121,037
Convertible notes payable, net of current portion, net of debt issuance costs of $35,491,435 and $0, respectively.	44,399,079	-
Derivative liability	429,167,462	198,566,170
Deferred tax liability	108,420	108,420
Deferred acquisition purchase price	23,250,000	-
Total Liabilities	$541,707,486	$271,455,687

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized; 188,052,593 and 150,118,024 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$188,053	$150,118
Additional paid-in capital	1,053,407,146	850,096,635
Accumulated deficit	(1,109,769,797)	(736,821,840)
Total stockholders’ equity (deficit) attributable to Vinco Ventures, Inc.	(56,174,598)	113,424,913
Noncontrolling interest	15,145,821	20,262,129
Total stockholders’ equity (deficit)	(41,028,777)	133,687,042
Total liabilities and stockholders’ equity (deficit)	$500,678,709	$405,142,729

*	The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
Revenues
Product sales	$3,757,552	$2,153,306
Digital advertising and media sales	7,726,369	350,566
Licensing revenues	50,898	61,290
Total revenue, net	11,534,819	2,565,162

Cost of revenues
Packaging products	3,156,993	1,393,063
Digital advertising and media sales	7,776,663	260,318
Total costs of revenue	10,933,656	1,653,381
Gross profit	601,163	911,781

Operating expenses:
Selling, general and administrative	26,798,107	11,660,880
Total Operating Expenses	26,798,107	11,660,880
Operating loss	(26,196,944)	(10,749,099)

Other income (expense):
Interest income (expense)	(22,427,461)	(12,694,933)
Loss on issuance of warrants	(243,681,478)	(75,156,534)
Change in fair value of warrant liability	(86,948,858)	36,381,542
Other income (loss)	149,594	(44,296)
Total other income (expense)	(352,908,203)	(51,514,221)
Loss before income taxes	(379,105,147)	(62,263,320)
Income tax expense	-	-
Net loss	$(379,105,147)	$(62,263,320)
Net (loss) income attributable to noncontrolling interests	$(6,157,190)	$28,034
Net loss attributable to Vinco Ventures, Inc. from continuing operations	$(372,947,957)	$(62,291,354)
Net Loss from discontinued operations	-	(178,200)

Net loss attributable to Vinco Ventures, Inc.	(372,947,957)	(62,469,554)
Net loss per share- basic and diluted
Net loss per share- continuing operations	$(3.05)	$(3.27)
Net loss per share- discontinued operations	-	(0.01)
Net loss per share	$(3.05)	$(3.28)
Weighted Average Number of Common Shares Outstanding -basic and diluted	122,176,851	19,055,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Retained
	Preferred Stock		Common Stock		Additional Paid-in	Earnings Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, January 1, 2021	764,618	765	14,471,403	14,471	39,050,260	(23,648,898)	(1,893,897)	13,522,701
Sale of common stock - investors	-	-	1,500,000	1,500	3,253,500	-	-	3,255,000
Issuance of common stock - note holders	-	-	5,877,908	5,878	11,510,814	-	-	11,516,692
Issuance of common stock - consultants	-	-	943,000	943	2,035,392	-	-	2,036,335
Issuance of common stock - employees	-	-	1,262,872	1,263	3,290,927	-	-	3,292,190
Issuance of common stock upon exercise of warrants	-	-	880,798	881	1,689,723	-	-	1,690,604
Exercise of warrant liabilities	-	-	-	-	259,427	-	-	259,427
Issuance of common stock for acquisition	-	-	750,000	750	1,251,750	-	-	1,252,500
Share-based compensation			-	-	3,660,436	-	-	3,660,436
Net income	-	-	-	-	-	(62,469,354)	28,034	(62,441,320)
Balance, March 31, 2021	764,618	765	25,685,981	25,686	66,002,229	(86,118,252)	(1,865,863)	(21,955,435)

Balance, January 1, 2022	-	-	150,118,024	150,118	850,096,635	(736,821,840)	20,262,129	133,687,042
Issuance of common stock - exercise of warrants	-	-	36,934,569	36,895	110,992,598	-	-	111,029,493
Conversions under notes payable			1,000,000	1,000	2,179,000			2,180,000
Offering costs upon exercise of warrants	-	-	-	-	(9,992,654)	-	-	(9,992,654)
Issuance of common stock - consultants				40	(40)			-
Share-based compensation	-	-	-	-	102,563	-	1,040,882	1,143,445
Exercise of warrant liabilities	-	-	-	-	100,029,044	-	-	100,029,044
Net income	-	-	-	-	-	(372,947,957)	(6,157,190)	(379,105,147)

Balance, March 31, 2022	-	$-	188,052,593	$188,053	$1,053,407,146	$(1,109,769,797)	$15,145,821	$(41,028,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flow from Operating Activities
Net loss attributable to Vinco Ventures, Inc.	$(372,947,957)	$(62,291,354)
Net (loss) income attributable to noncontrolling interest	(6,157,190)	28,034
Net loss	(379,105,147)	(62,263,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	-	(178,200)
Amortization of financing costs	22,260,697	445,541
Share-based compensation	1,143,445	12,418,930
Depreciation and amortization	1,608,691	8,697,502
Amortization of right of use asset	35,604	24,163
Change in fair value of short-term investment	42,000	70,000
Loss on issuance of warrants	243,681,478	75,156,534
Change in fair value of warrant liability	86,948,858	(36,381,542)
Changes in assets and liabilities:
Accounts receivable	(2,428,136)	(494,130)
Inventory	28,030	(215,717)
Prepaid expenses and other assets	(5,384,663)	139,635
Accounts payable	(1,835,876)	(804,282)
Accrued expenses and other liabilities	(9,009,264)	(755,224)

Net Cash used in Operating Activities	(42,014,284)	(4,140,110)

Cash Flows from Investing Activities
Issuance of loans held-for-investment-related parties	-	(5,000,000)
Issuance of loans held-for-investment	(500,000)	(7,000,000)
Purchases of property and equipment	(326,563)	(18,228)
Purchase of intangible assets	-	-
Acquisition of business, net of cash acquired (Note 3)	(34,850,576)	-
Net Cash used in Investing Activities	(35,677,139)	(12,018,228)

Cash Flows from Financing Activities
Net repayments under line of credit	-	(379,333)
Net (repayments) borrowings under convertible notes payable	(150,000)	19,720,000
Net borrowings under notes payable	-	73,000
Net repayments under notes payable	(27,644)	(2,141,782)
Net repayments under notes payable - related parties	-	(659,999)
Fees paid for financing costs	-	(122,762)
Net proceeds from exercise of warrants	101,036,839	1,690,604
Net proceeds from issuance of common stock	-	3,255,000

Net Cash provided by Financing Activities	100,859,195	21,434,728
Net Increase in Cash and Cash Equivalents	23,167,772	5,276,390
Cash and Cash Equivalents - Beginning of Period	187,612,176	249,356
Cash and Cash Equivalents - End of Period	$210,779,948	$5,525,746

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$414,297	$343,824
Income taxes	$-	$(14,738)
Noncash investing and financing activity:
Issuance of warrants to note holders	$243,681,478	$22,000,000
Deferred acquisition costs	$23,250,000	$-
Shares issued to note holders	$-	$422,672
Conversions under notes payable	$-	$11,094,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021, and updated, as necessary, in this Quarterly Report.

As used herein, the terms the “Company,” “Vinco Ventures”, “Vinco” “we,” “us,” “our” and similar terms refer to Vinco Ventures, Inc., a Nevada corporation incorporated on July 18, 2017 and when appropriate, its wholly-owned and majority-owned operating subsidiaries and consolidated variable interest entities. The Company was formerly known as Edison Nation Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc. prior to its name change to “Vinco Ventures, Inc” on November 10, 2020.

Vinco Ventures is focused on digital media, advertising and content technologies.

As of March 31, 2022, Vinco Ventures wholly-owned subsidiaries included: AdRizer, LLC (“AdRizer”), Cryptyde, Inc. (“Cryptyde”), Cryptyde Shared Services, LLC, TBD Safety, LLC, Vinco Ventures Shared Services LLC, Ferguson Containers, Inc. (“Ferguson”), CBAV1, LLC, Pirasta, LLC (“Pirasta”), Honey Badger Media LLC (“Honey Badger”), EVNT Platform LLC dba Emmersive Entertainment (“EVNT”), BlockHiro, LLC and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Vinco Ventures owns a 50% voting membership interest and a 25% economic interest after return of unreturned capital contributions in ZVV Media Partners, LLC (“ZVV”), 50% of Best Party Concepts, LLC and 75% of Global Clean Solutions, LLC, all of which are consolidated as variable interest entities (“VIEs”) with noncontrolling interests. ZVV owns 80% of the outstanding equity interests in Lomotif Private Limited (“Lomotif”). Lomotif owns 100% of Lomotif, Inc. Vinco Ventures owns a 51% voting membership interest in CW Machines, LLC (“CW Machines”), which is consolidated under the voting interest method.

Liquidity

For the three months ended March 31, 2022, our operations lost $378,400,000 of which $354,687,000 of expenses were non-cash and approximately $8,200,000 was related to transaction costs for our acquisition of AdRizer which closed in February 2022. The Company expects that its ability to generate advertising revenue from the use of its digital media, advertising and content assets will eventually offset its cash expense requirements, and that it has the financial resources to continue to invest in its growth initiatives in the near term, despite the fact that such expenses may be greater than the revenue generated by such assets in the near term.

As of March 31, 2022, we had total current assets of $182,425,000 and current liabilities of $42,115,000 resulting in working capital of $142,093,000 to meet our near term operating cash requirements. As of March 31, 2022, we had total assets of $500,679,000 and total liabilities of $541,707,000, of which $429,167,000 was related to our warrant liabilities, resulting in a stockholders’ deficit of $41,029,000.

Our principal sources of capital are our cash and cash equivalents, and cash generated from the sale of our securities. Our principal uses of capital are operating expenses, including amounts required to fund working capital and capital expenditures, acquisition costs, loans and capital contributions to our subsidiaries and consolidated variable interest entities. We currently anticipate that our available funds and cash flow from financing activities will be sufficient to meet our operational cash needs and fund our planned acquisitions and investments for at least the next twelve months from the issuance of the financial statements.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vinco Ventures, Inc. and its wholly-owned subsidiaries, majority owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.

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

Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in such policies or the application of such policies during the three months ended March 31, 2022 except as follows with regard to revenue recognition in connection with AdRizer:

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

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct, or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

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

Product

The Company’s product revenues are recognized when control of the goods are transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the revenue standards, revenue recognition from the sale of finished goods to customers, which represents the majority of the Company’s revenues, was not impacted by the adoption of the new revenue standards

Digital media advertising and licensing

The Company’s digital media advertising revenues are generated primarily from the posting of original digital content through third-party online platforms which are then delivered to users of the online platform across the customer’s digital advertising platform and becomes monetizable to the Company, which the Company concludes is its performance obligation. The Company recognizes revenue when control of the services are transferred to customers and the transaction price is determined by the third-party online platform. Revenue from the digital media platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. Licensing revenues are derived from the sale of a licensee’s products that incorporates the Company’s intellectual property. Royalty revenues are recognized during the quarter in which the Company receives a report from the licensee detailing the shipment of products that incorporate the Company’s intellectual property, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s intellectual property. For AdRizer, FASB ASC 606 requires an entity to determine whether it is a principal (recognizes revenue at the gross amount) or an agent (recognizes revenue at the net amount) for each promised good or service. Based on the FASB guidance, the Company has determined that AdRizer is the principal for each promised good or service, thus, revenue is recognized at the gross amount of the transactions. Revenue from traffic sales and traffic management services are generally recognized at the end of each month when the performance obligation is satisfied.

Note 3 — Acquisitions and Divestitures

Acquisitions

AdRizer, LLC

On February 11, 2022, the Company acquired all of the outstanding equity interests of AdRizer and cancelled all outstanding performance units under AdRizer’s phantom equity plan (“Performance Units”) pursuant to that certain Unit Purchase Agreement among the Company, AdRizer, the members of AdRizer and the holders of Performance Units of AdRizer (collectively, the “Seller Members”), and Innovative Assets LLC, in its capacity as the sellers’ representative (the “Unit Purchase Agreement”), resulting in AdRizer becoming a wholly-owned subsidiary of the Company. The purchase price paid and payable consists of (i) $38 million in cash paid at closing, of which $10 million was deposited in an escrow account to secure the Seller Members’ indemnification obligations under the Unit Purchase Agreement, subject to customary post-closing adjustments for working capital and other items, and (ii) up to 10 million shares of the Company’s common stock to be issued on January 1, 2024, determined by dividing $50 million by the volume weighted average price of the Company’s common stock reported by Bloomberg LP for the 20 trading days preceding such date, subject to a floor price of $5.00 and maximum price of $8.00 per share (the “Purchase Price Equity”). The Company estimated the fair value of the Purchase Price Equity to be issued was $23,250,000.

If a Company change of control transaction occurs on or prior to January 1, 2024, the issuance of the Purchase Price Equity may be accelerated to allow each Seller Member to participate in such transaction on the same terms as other common stockholders of the Company (the “Acceleration”), provided that, to the extent that the consideration to be paid to the common stockholders of the Company in such transaction does not consist entirely of cash or free-trading securities listed on a national stock exchange, (i) each Seller Member may elect the Acceleration except with respect to Purchase Price Equity issuable in respect of the Performance Units, and (b) if any Seller Member has not elected the Acceleration, to the extent permitted and with respect to the Performance Units, the Company shall (i) pay each such applicable Seller Member a cash amount equal to 50% of such Seller’s Member’s pro rata portion of the Purchase Price Equity (the “Forfeited Purchase Price Equity”) and (ii) issue such Seller Member’s pro rata portion of the Purchase Price Equity less the Forfeited Purchase Price Equity.

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

The Company has accounted for the AdRizer acquisition as a business combination under the acquisition method of accounting. The Company has classified the Purchase Price Equity as a deferred acquisition liability.

The purchase price allocation presented below is preliminary given the recent closing of the AdRizer acquisition. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired and identification and valuation of developed technology and intangible assets acquired, fair value of AdRizer’s investment in Mind Tank, LLC, as well as the fair value of the equity consideration transferred. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation within the measurement period.

AdRizer
Cash paid	$37,936,323
Fair value of deferred acquisition price	23,250,000
Purchase consideration	$61,186,323

AdRizer
Cash and cash equivalents	$3,085,747
Accounts receivable	5,564,539
Other current assets	822,311
Property and equipment	191,654
Intangible assets, including goodwill	58,864,751
Total assets acquired	68,529,002

Accounts payable and accrued expenses	7,342,678
Total liabilities assumed	7,342,678
$61,186,323

The Company recognized $8,216,000 of acquisition related costs, including $6,750,000 paid to ZASH for the assignment of ZASH’s rights under a letter of intent to acquire AdRizer (See Note 13- Related Party Transactions) that were expensed during the three months ended March 31, 2022. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative”.

The activity of AdRizer is included in the Company’s consolidated financial statements from the acquisition date to March 31, 2022. The amounts of revenue and earnings of AdRizer from the acquisition date of February 11, 2022 to March 31, 2022 are as follows:

Revenue	$7,653,085
Net income	147,618

The following represents the pro forma consolidated statement of operations as if AdRizer had been included in the consolidated results of operations of the Company for the three month period ended March 31, 2022 and 2021. The pro forma financial information is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the dates indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma information is based upon currently available information and does not reflect any additional depreciation or amortization that would have been charged assuming fair value adjustments to developed technology and other intangible assets, together with the consequential tax effects, which have not yet been finalized.

	For the Three Months
	Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues, net	14,732,998	11,767,354
Net loss attributable to Vinco Ventures, Inc.	(372,965,693)	(62,374,954)

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

Earn-Out Target 2: In the event that the Company generates a minimum of $7,000,000 in annualized booked revenues inclusive of revenues generated from the celebrities onboarded by the Company (collectively “Attributed Revenue”) in any three-calendar-month period ending on or before March 31, 2022 (i.e. more than $1,750,000 in Attributed Revenue in a period of three consecutive calendar months), the Company shall issue to Emmersive and/or Emmersive’s shareholders 1,000,000 Conditional Preferred Units, with the Put Rights. The Earn-out arrangement with the former sellers of Emmersive as described below provides extensions whereby the former sellers of Emmersive would still be eligible for the Earn-out Target 2.

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

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed. The Preferred Units and Conditional Preferred Units were valued at $2,100,00 and $5,300,000, respectively, and recorded as an intangible asset. On October 19, 2021, the Preferred Unit Holders were issued 1,000,000 shares of common stock of Vinco in exchange for the Preferred Units.

The following table summarizes the aggregate purchase price consideration paid for the acquisition of the asset:

April 17, 2021

Fair value of shares reserved for future issuance and earn out shares	$7,400,000
Fair value of assumed notes payable	151,987
Total	7,551,987

On February 25, 2022, Emmersive, certain former shareholders of Emmersive (collectively, the “Emmersive Parties”), the Company and EVNT entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, in connection with which the Emmersive Parties and Cryptyde also entered into a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Cryptyde with an effective date of both the agreements upon the spin-off of Cryptyde being declared effective by the SEC (the “Effective Date”). Upon the Effective Date, the agreements will release the Company of the obligation to deliver the additional 4,000,000 earn-out shares provided under the Asset Contribution Agreement. The contingent consideration to be paid by Cryptyde upon the successful completion of the spin-off are described below:

Earned Shares: Issuance of 300,000 registered shares of common stock of Cryptyde (“Cryptyde Shares”) within 30 days after the effectiveness of our first registration statement following the spin-off.

Milestone 1: In the event that Cryptyde generates a minimum of $5,500,000 in annualized booked revenues from the operation of the Musician & Artist Platform (“Attributed Revenue”) ending eight (8) months following the Effective Date (“Tranche 1 Milestone Date”), the Emmersive Parties shall receive 100,000 restricted Cryptyde Shares (“Tranche One”) within 30 after the Tranche 1 Milestone Date. In the event that Cryptyde does not satisfy this milestone for any reason by the Tranche 1 Milestone Date, the Emmersive Parties shall have no rights to the additional Cryptyde Shares.

Milestone 2: After the Effective Date, in the event Cryptyde generates a minimum of $26,500,000 in annualized Attributed Revenues in any three-calendar month period ending on or before September 30, 2023, from the Musician & Artist Platform, the Emmersive Parties shall receive an additional 100,000 restricted Cryptyde Shares (“Tranche Two”). In the event Milestone Two is achieved, then Milestone One shall also be deemed to have been achieved. In the event that Cryptyde does not satisfy Milestone Two for any reason by September 30, 2023, the Emmersive Parties shall have no rights to Tranche Two.

Milestone 3: After the Effective Date in the event that Cryptyde generates a minimum of $60,000,000 in annualized Attributed Revenues in any three-calendar-month period ending on or before September 30, 2024, from the Musician & Artist Platform, Emmersive Parties shall receive an additional 100,000 restricted Cryptyde Shares (“Tranche Three”). In the event Milestone Three is achieved, then Milestones One and Two shall also be deemed to have been achieved. In the event that Cryptyde does not satisfy Milestone Three for any reason by September 30, 2024, time being of the essence, the Emmersive Parties shall have no rights to Tranche Three. In the event that Cryptyde satisfies Milestone Three in the time prescribed they shall have the right to receive an additional 100,000 restricted shares of Cryptyde Shares (“Bonus Tranche”). In the event that Cryptyde does not satisfy Milestone Three for any reason, the Emmersive Parties shall have no rights to the Bonus Tranche.

Divestitures

CBAV1, LLC Divestiture

On March 12, 2021, the bankruptcy court approved the sale of CBAV1, LLC’ assets used for its business of selling children’s products to BTL Diffusion SARL, the winning bidder, at the auction held on March 10, 2021 and March 11, 2021 for a total sum of $3,000,000, which includes a cash payment at closing in the amount of $2,650,000, less certain closing costs and credits, and additional royalty payments in the amount of $150,000 on April 15, 2022 and in the amount of $200,000 on April 15, 2023 (“CBAV1-BTL Transaction”).

A first closing of the CBAV1-BTL Transaction occurred on April 16, 2021, with the transfer of assets and release of funds completed on April 21, 2021. Contemporaneously with the closing on April 21, 2021, a certain license agreement between CBAV1 and Edison Nation, LLC terminated and any remaining operational assets of Edison Nation were transferred to BTL.

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

Expected Spin-Off of Cryptyde, Inc.

On November 8, 2021, our subsidiary Cryptyde initially filed, and on January 25, 2022, March 18, 2022 and May 13, 2022 amended, a Form 10 registration statement with the SEC (the “Form 10”) in connection with our planned spin-off of Cryptyde, subject to certain conditions as described in the registration statement, including the effectiveness of the registration statement, receipt of an opinion of counsel to the effect that, among other things, the spin-off and related transactions should qualify as tax-free for United States federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code, and Nasdaq having approved the listing of Cryptyde’s common stock. Cryptyde holds our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses.

On May 16, 2022, the Form 10 was declared effective. The record date for the spin-off is May 18, 2022 and the distribution date is scheduled for May 27, 2022. Upon completion of the spin-off, Cryptyde would become an independent, publicly traded company.

Note 4 — Variable Interest Entities

The Company is involved in the formation of various entities considered to be Variable Interest Entities (“VIEs”). The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs.

The Company’s determination of whether it is the primary beneficiary of VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically, the Company is entitled to substantially all or a portion of the economics of these VIEs. The Company is the primary beneficiary of the VIE entities. The assets of the VIEs can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$6,183,563	$1,856,017
Prepaid expenses and other current assets	1,824,684	2,388,893
Other Investments	109,765,000	-
Due from Related Party	11,400,584	15,997,803
Loan Interest Receivable	366,355	-
Total current assets	129,540,186	20,242,713
Loan Held-for-Investment	3,100,000	3,100,000
Loan Held-for-Investment, related parties	18,000,000	11,500,000
Property and Equipment, net	189,028	147,519
Intangible assets, net	27,047,962	28,150,048
Goodwill	116,188,021	116,188,021
Cost Method Investments	1,500,000	1,000,000
Total assets	$295,565,197	$180,328,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$575,420	$686,674
Accrued expenses and other current liabilities	1,597,397	1,672,492
Total current liabilities	2,172,817	2,359,166
Intercompany	44,681,303	-
Notes Payable	4,563,879	2,650,000
Total liabilities	$58,091,392	$5,324,832

The following table presents the operations of entities that are VIEs and consolidated by the Company as of March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Revenues, net	$-	$214,394
Cost of revenues	-	84,155
Gross profit	-	130,239

Operating expenses:
Selling, general and administrative	10,971,969	100,421
Operating (loss) income	(10,971,969)	29,818

Other (expense) income:
Interest expense	(2,212)	26,250
Other income	88,569
Total other (expense) income	(86,357)	56,068
Loss before income taxes	(10,885,612)	56,068
Income tax expense	-	-
Net loss	$(10,885,612)	$56,068

As of March 31, 2022, the Company had no unconsolidated VIEs. The Company has consolidated both ZVV and Lomotif, for which the Company has determined it holds a variable interest.

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

On July 22, 2021, ZASH and Vinco Ventures entered into a Second Amended and Restated Limited Liability Company Agreement of ZVV, pursuant to which (i) ZASH and Vinco Ventures each acquired a 50% voting membership interest in ZVV; and (ii) ZASH acquired a 75% economic interest in ZVV after return of unreturned capital contributions and Vinco Ventures acquired a 25% economic interest in ZVV after return of unreturned capital contributions.

On July 25, 2021, ZVV completed the acquisition of an 80% equity ownership interest in Lomotif for a total purchase price of $109,765,000

Note 5 — Short-Term Investments

As of March 31, 2022 and December 31, 2021, short-term investments consisted of the following:

	March 31, 2022	December 31, 2021
Jupiter Wellness, Inc. (JUPW)	$1,040,000	$1,040,000
Unrealized losses	(820,000)	(862,000)
Total short-term investments	$220,000	$178,000

Note 6 — Property and Equipment, net

As of March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Buildings – rental property	$-	$-
Building improvements	800,746	800,746
Equipment and machinery	4,821,194	4,779,685
Furniture and fixtures	473,459	388,637
Computer software	501,340	147,792
Molds	79,300	79,300
Vehicles	533,867	533,867
Leasehold Improvements	415,864	-
	7,625,770	6,730,027
Less: accumulated depreciation	(5,840,544)	(5,353,276)
Total property and equipment, net	$1,785,226	$1,376,751

Depreciation expense for the three months ended March 31, 2022 and 2021 was $74,139 and $32,812, respectively.

Note 7 —— Loans held for investment

As of March 31, 2022 and December 31, 2021, loans held-for-investment consisted of the following:

	March 31, 2022	December 31, 2021
Loans held-for-investment:
PZAJ Holdings, LLC (i)	$4,600,000	$3,950,000
Carlin Haynes, LLC (ii)	$750,000	$250,000
Total loans held-for-investment	$5,350,000	$4,200,000

(i)	PZAJ Holdings, LLC (“PZAJ”) is an entertainment content development company engaged in the acquisition, financing, development, production, and distribution of films and television projects. As of March 31, 2022, the Company has loaned $4,600,000 to PZAJ pursuant to multiple promissory notes (collectively, the “PZAJ Notes”) to co-develop certain film and television projects including but not limited to Preach, Camp Hideout, Camp Radio and Thrillusionist. The co-developed projects are intended to be licensed or sold to various media companies or streamed on Lomotif.

The interest rate on the notes is 2% per annum. The loans are due at various times in 2022. The purpose of the loans is to engage in the acquisition, development and production of consumer facing content and related activities. The loans are nonrecourse loans and will be repaid with earned revenues for each project.

As of March 12, 2022, PZAJ, its existing members and the Company entered into a Limited Liability Company Agreement of PZAJ, pursuant to which the loans extended by Vinco or on its behalf to PZAJ in the aggregate amount of $5,590,000 was converted into a capital contribution of Vinco into PZAJ and Vinco was admitted into PZAJ as a member owning a 51% membership interest.

(ii)	On August 5, 2021, the Company loaned $250,000 to Carlin Haynes, LLC, dba TMX. The interest rate on the note is 6% per annum. The maturity date of the loan is August 5, 2023. The purpose of the loan is to engage in the creation and distribution of digital media content. In the event that Carlin Haynes, LLC issues and sells units of preferred equity securities to one or more investors in an arm’s length transaction or series of related transactions with the principal purpose of raising capital that results in aggregate gross proceeds to Carlin Haynes, LLC of at least $1,000,000, excluding the amount represented by the conversion of any simple agreement for future equity or outstanding indebtedness, including all or a portion of the note issued to the Company (the “TMX Note”), in accordance with their respective terms and the TMX Note has not been paid in full, then the outstanding principal balance of the TMX Note and all accrued and unpaid interest thereon shall automatically convert in whole without any further action by the Company into the number of limited liability company membership units/interests of Carlin Haynes LLC equal to the outstanding principal balance of the TMX Note and all accrued and unpaid interest due on the TMX Note on the date of conversion, divided by 80% of the price per unit paid by the investors to purchase the new securities in the qualified financing.

As of March 31, 2022 and December 31, 2021, loans held-for-investment – related parties consisted of the following:

	March 31, 2022	December 31, 2021
Loans held-for-investment – related parties:
Zash Global Media and Entertainment Corporation (iii)	15,000,000	15,000,000
Magnifi U (iv)	1,500,000	1,500,000
Wattum Management (v)	4,000,000	4,000,000
Total loans held-for-investment – related parties	$20,500,000	$20,500,000

(iii)

ZASH Global Media and Entertainment Corporation is a media and entertainment company involved in the development of consumer facing content.

As of March 31, 2022, the Company has loaned $15,000,000 to ZASH under multiple financings. The interest rate on the notes is 6% per annum. The loans are due in 2023. The purpose of the loans is to engage in the acquisition, development and production of consumer facing content and related activities.

In the event that ZASH issues and sells preferred equity securities to one or more investors in an arm’s length transaction or series of related transactions with the principal purpose of raising capital that results in aggregate gross proceeds to ZASH of at least $1,000,000, excluding the amount represented by the conversion of any simple agreement for future equity or outstanding indebtedness, including all or a portion of the notes issued to the Company (the “ZASH Notes”), in accordance with their respective terms and the ZASH Notes have not been paid in full, then the outstanding principal balance of the ZASH Notes and all accrued and unpaid interest thereon shall automatically convert in whole without any further action by the Company into the number of preferred equity securities of ZASH equal to the outstanding principal balance of the ZASH Notes and all accrued and unpaid interest due on the ZASH Notes on the date of conversion, divided by 80% of the price per share paid by the investors to purchase the new securities in the qualified financing.

(iv)	On October 12, 2021, the Company loaned $1,500,000 to Magnifi U. The interest rate on the note is 3% per annum. The maturity date of the loan is October 12, 2023. The purpose of the loan is to engage in the creation and distribution of digital media content.

(v)	On October 14, 2021, the Company loaned $4,000,000 to Wattum Management, Inc. The interest rate on the note is 5% per annum. The maturity date of the loan is October 12, 2026. The purpose of the loan is to engage in the sale of crypto mining equipment.

Note 8 —Cost-method investments

As of March 31, 2022 and December 31, 2021, cost method investments consisted of the following:

	March 31,	December 31,
	2022	2021
Hyperreal Digital, Inc.	$1,000,000	$1,000,000
Total cost-method investments	$1,000,000	$1,000,000

Note 9 — Fair Value of Financial Instruments

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

The following fair value of financial assets and liabilities and the input level used to determine the fair value as of March 31, 2022 and December 31, 2021 is presented below:

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$210,000	$-	$-

Liabilities:
Warrant liability	-	-	429,023,674
Total	210,000	-	429,023,674

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$178,000	$-	$-

Liabilities:
Warrant liability	-	-	198,566,170
Total	178,000	-	198,566,170

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021, respectively:

Warrant Liability

Balance, January 1, 2022	$198,566,170
Issuance of warrants	243,681,478
Change in fair value of warrants	86,948,858
Exercise of warrants	(100,029,444)
Balance, March 31, 2022	$429,167,462

Warrant Liability

Balance, January 1, 2021	$-
Issuance of warrants	77,083,044
Change in fair value of warrants	(18,627,843)
Exercise of warrants	(219,636)
Balance, March 31, 2021	$58,235,565

Note 10 — Intangible assets, net

As of March 31, 2022, intangible assets consisted of the following:

		Remaining Weighted
	Estimated Useful	Average Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	11.4 years	$670,000	$160,056	$509,944
Developed technology	7-10 years	6.8 years	37,251,987	4,707,579	32,544,408
Membership network	7 years	3.4 years	1,740,000	890,714	849,286
Digital media platform	7 years	5.6 years	1,552,500	304,955	1,247,545
Influencer network	5 years	4.8 years	2,756,000	137,800	2,618,200
Total finite lived intangible assets			$43,970,487	$6,201,104	$37,769,383

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$1,240,000	$-	$1,240,000
Total indefinite lived intangible assets			$1,240,000	$-	$1,240,000
Total intangible assets			$45,210,487	$6,201,104	$39,009,383

As of December 31, 2021, intangible assets consisted of the following:

		Remaining Weighted
	Estimated Useful	Average Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	11.7 years	$670,000	$148,889	$521,111
Developed technology	7-10 years	7.0 years	37,251,987	3,458,065	33,793,922
Membership network	7 years	3.7 years	1,740,000	828,571	911,429
Digital media platform	7 years	5.9 years	1,552,500	249,509	1,302,991
Influencer network	5 years	5.0 years	2,756,000		2,756,000
Total finite lived intangible assets			$43,970,487	$4,685,034	$39,285,453

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		$1,240,000	$-	$1,240,000
Total indefinite lived intangible assets			$1,240,000	$-	$1,240,000
Total intangible assets			$45,210,487	$4,685,034	$40,525,453

Amortization expense for the three months ended March 31, 2022 and 2021 was $1,516,070 and $412,730, respectively.

The estimated future amortization of intangibles subject to amortization as of March 31, 2022 was as follows:

For the Years Ended December 31,	Amount
2022 (excludes amortization through March 31, 2022)	$4,548,210
2023	6,064,280
2024	6,064,280
2025	5,852,851
2026	5,429,994
Thereafter	9,809,769
Total	$37,769,383

Note 11 — Debt

As of March, 31, 2022 and December 31, 2021, debt consisted of the following:

	March 31, 2022	December 31, 2021

	-	27,644
Notes payable – related parties	235,107	235,107
Convertible notes payable	112,990,000	113,000,000
Convertible notes payable of Lomotif Private Limited	-	150,000
Convertible notes payable of Lomotif Private Limited – related parties	2,500,000	2,500,000
Debt issuance costs	(48,834,475)	(68,925,172)
Total debt	66,890,632	46,987,579

Convertible Notes Payable – Related Parties

ZASH – February and March 2021

On February 23, 2021, Lomotif Private Limited obtained a loan in the amount of $1,500,000 from ZASH pursuant to a loan agreement with ZASH with a maturity date on February 22, 2028 and an annual interest rate of 2%. Under the terms of the agreement, the loan is convertible at a 20% discount to a $150 million valuation of Lomotif Private Limited. On March 30, 2021, Lomotif Private Limited obtained a loan in the amount of $1,000,000 from ZASH pursuant to a loan agreement with ZASH with a maturity date on March 28, 2028 and an annual interest rate of 2%. Under the terms of the loan agreement, the loan is convertible at a 20% discount to a $150 million valuation of Lomotif Private Limited.

Convertible Notes Payable

Hudson Bay Financing – July 2021

On July 22, 2021 Vinco Ventures consummated a private placement offering (the “July 2021 Offering”) whereby pursuant to the Securities Purchase Agreement (the “July 2021 Purchase Agreement”) entered into by the Company on July 22, 2021 with Hudson Bay Master Fund Ltd as investor the Company issued a Senior Secured Convertible Note in the amount of $120,000,000 for the purchase price of $100,000,000 (the “July 2021 Note”) and five (5) year warrants (the “July 2021 Warrant”) to purchase shares of the common stock of the Company (“Common Stock”). The Company placed $100,000,000 of cash into a restricted bank account under a deposit account control agreement as collateral for the July 2021 Note. The Company recorded a deferred discount of $120,000,000 which consisted of the $20,000,000 original issue discount, $9,300,000 of fees paid to placement agents and lawyers, and $90,700,000 related to the issuance of warrants.

The July 2021 Note carries no interest unless and until an event of default shall occur and the July 2021 Note matures on July 22, 2022. The July 2021 Note contains a voluntary conversion mechanism whereby the noteholder may convert at any time after the Initial Convertibility Date (as defined in the July 2021 Note), in whole or in part, the outstanding principal and interest under the July 2021 Note into shares of Common Stock of the Company at a conversion price of $4.00 per share. The July 2021 Note is guaranteed by the Company’s subsidiaries and certain other guarantors and is a senior secured obligation of the Company and its subsidiaries. The July 2021 Note contains customary events of default. If an event of default occurs, interest under the July 2021 Note will accrue at a rate of eighteen percent (18%) per annum and the outstanding principal amount of the July 2021 Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the July 2021 Note will become, at the noteholder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the July 2021 Note), the July 2021 Note holder may require the Company to purchase any outstanding portion of the July 2021 Note in cash at a price in accordance with the terms of the July 2021 Note.

Palladium Capital Group, LLC. acted as placement agent for the July 2021 Offering. The placement agent received $9,000,000 of which $1,000,000 was cash compensation and $8,000,000 was deferred cash compensation (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Company has paid $4,000,000 of the deferred cash compensation and $4,000,000 remains outstanding as of March 31, 2022.

Pursuant to the July 2021 Purchase Agreement, the investor received the July 2021 Warrant. The July 2021 Warrant contained an exercise price of $2.655 per share, subject to adjustments as provided under the terms of the July 2021 Warrant. In connection with the closing of the July 2021 Offering, the July 2021 Warrant was issued for an aggregate of 32,697,548 shares of Common Stock. The conversion features on the July 2021 Note and the July 2021 Warrant were approved by the Company’s stockholders on October 14, 2021. On November 9, 2021 the investor converted $7,000,000 of principal under the July 2021 Note in exchange for 1,750,000 shares of Common Stock.

On March 9, 2022, the Company, Cryptyde and the noteholder of the July 2021 Note entered into an Amendment Agreement (the “Amendment Agreement”) whereby the parties agreed to, among other things: (i) amend certain provisions of the July 2021 Note to (a) convert $10,000 of the principal amount of the July 2021 Note at a conversion price of $0.01 into shares of Common Stock, (b) extend the maturity date under the July Note to July 22, 2023, (c) increase the interest rate on the July 2021 Note from zero percent (0%) to six percent (6.0%), (d) reduce the maximum cap of the minimum cash in the control account from $100,000,000 to $80,000,000, and (e) require the Company to redeem $33,000,000 of the principal of the July 2021 Note, together with accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, on July 22, 2022; (ii) to extend certain dates relating to (x) the Company’s registration of certain securities under the Warrant Exercise Agreements dated September 1, 2021, November 11, 2021 and December 20, 2021 to April 30, 2022, (y) the Company’s filing of a proxy statement to April 30, 2022 and (z) the Company holding a stockholder meeting and obtaining a stockholder vote to June 4, 2022 or July 4, 2022 in the event that the Company receives comments from the SEC with respect to the proxy statement; and (iii) to waive any adjustments to convertible securities or options as a result of the Adjusted Conversion Price (as defined in the Amendment Agreement). The Company accounted for the amendment as a modification of debt and as a result, extended the amortization of the deferred financing fees of the original note over the remaining term of the amended agreement. In addition, the Company recorded additional deferred financing fees as a result of the issuance of 1,000,000 shares of common stock with a per share value of $2.18 in conjunction with the amendment.

On April 29, 2022, the Company, Cryptyde and the Holder entered into a Second Amendment Agreement (the “Second Amendment Agreement”) whereby the parties agreed to amend the First Amendment Agreement to replace the date of “April 30, 2022” in Section 7(m) of the First Amendment Agreement to “May 6, 2022.”

On May 6, 2022, the Company and the Holder entered into a Third Amendment Agreement (the “Third Amendment Agreement”) whereby the parties agreed to amend the Second Amendment Agreement to replace the date of “May 6, 2022” in Section 7(m) of the Second Amendment Agreement to “May 11, 2022.”

The scheduled maturities of the debt for the next five years as of March 31, 2022, are as follows:

For the Years Ended December 31,	Amount
2022	33,112,835
2023	86,612,272
2024	-
2025	-
2026	-
115,725,107
Less: debt discount	(48,834,475)
$66,890,632

Note 12 — Warrant Liability

For the three months ended March 31, 2022, the Company issued warrants to purchase shares of the Company’s common stock related to the Warrant Exercise Agreement dated December 20, 2021, with a warrant holder, in which the Company agreed to issue 2.25 warrants with an exercise price of $3.265 to the warrant holder for every warrant the warrant holder exercised from the period commencing December 20, 2021 and ending on February 28, 2022. In conjunction with this agreement, the warrant holder exercised 36,894,569 warrants in the first three months of 2022 which generated $111,029,493 in gross proceeds to the Company during the three months ended March 31, 2022. In conjunction with the agreement, the Company issued 83,012,781 warrants to the holder and 6,641,022 to the placement agent for the agreement. The warrants have an exercise price of $3.265, a five year term, and provide registration rights to the holder along with other terms that cause the warrants to be accounted for as a liability. The initial fair value of the warrants issued during the three months ended March 31, 2022 was $243,681,478.

The Company’s outstanding warrants set forth below were valued using the Monte-Carlo simulation pricing model to calculate the March 31, 2022 fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; June 4, 2021	0.00%	128.50%	2.43%	3.2 years
Hudson Bay Series A Warrant; September 1, 2021	0.00%	128.50%	2.43%	3.0 years
Palladium Capital Group Series A Warrant; September 1, 2021	0.00%	128.50%	2.43%	3.0 years
Hudson Bay Warrant; November 10, 2021	0.00%	128.50%	2.43%	3.9 years
Palladium Capital Warrant; November 10, 2021	0.00%	128.50%	2.43%	3.9 years
Hudson Bay Warrant; December 20, 2021	0.00%	128.50%	2.43%	3.9 years
Palladium Capital Warrant; December 20, 2021	0.00%	128.50%	2.43%	3.9 years

Note 13 — Related Party Transactions

ZASH Global Media and Entertainment Corporation

As of March 31, 2022, Lomotif owed ZASH $2,500,000 in original principal amount under two promissory notes. In addition, ZASH owed the Company $15,000,000 in original principal amount under six promissory notes. Our Chairman, Roderick Vanderbilt, co-founded ZASH and previously served as the President of ZASH, and has a pre-existing personal and business relationship with the current controlling shareholder of ZASH and ZVV manager, Theodore Farnsworth. On October 1, 2021, ZASH, ZVV, and AdRizer entered into a letter of intent (as amended, the “LOI”), which contemplated the acquisition by ZASH or ZVV of all of the outstanding equity interests of AdRizer. On February 11, 2022, the Company, ZASH and ZVV entered into an Assignment and Assumption Agreement whereby ZASH and ZVV assigned to the Company, and the Company assumed, all of the rights and obligations of ZASH and ZVV under the LOI, in consideration of a cash payment by the Company to ZASH of $6.75 million upon the closing of the acquisition, which occurred on February 11, 2022 (See Note 3- Acquisitions and Divestitures)

Magnifi U, Inc.

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

Wattum Management Inc.

On October 12, 2021, Cryptyde entered into a promissory note (the “Wattum Note”) with Wattum Management, Inc. (“Wattum”), pursuant to which Cryptyde loaned Wattum $4,000,000. The Wattum Note bears interest at 5% annually. Wattum is a 49% owner of CW Machines.

Note 14— Commitments and Contingencies

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

Total rent expense for the three months ended March 31, 2022 and 2021 was $187,500 and $26,553, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations. As of March 31, 2022, the Company had operating lease liabilities of $135,944 and right of use assets for operating leases of $133,310. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

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

Note 15 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock. As of March 31, 2022 and December 31, 2021, there were 188,052,593 and 150,118,024 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2022, warrant shares of 36,894,569 were exercised and the Company received proceeds of $111,029,493.

Preferred Stock

The Company does not currently have any shares of preferred stock authorized for issuance

Stock-Based Compensation

On September 4, 2021, the Company’s board of directors approved the Vinco Ventures, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 9,000,000 (3,267,040 remaining as of March 31, 2022) shares of Common Stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the 2021 Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Common Stock on the date of grant.

The following table summarizes stock option awards outstanding as of March 31, 2022:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2021	80,000	$7.01	1.7	-
Granted	-	-	-	-
Balance, March 31, 2022	80,000	$7.01	1.4	-
Exercisable, March 31, 2022	80,000	$7.01	1.4	-

As of March 31, 2022, there were no unvested options to purchase shares of the Common Stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2022 and 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	As of
	March 31, 2022	March 31, 2021

Shares reserved in exchange for the cancellation of certain non-voting membership interest in EVNT Platform, LLC	4,000,000	-
Options	80,000	80,000
Convertible shares under notes payable	28,271,954	2,647,587
Series B Convertible Stock	-	764,618
Warrants	160,701,887	37,102,534
Shares to be issued		1,608,355
Total	193,053,841	42,203,094

 Note 16 —Customer Concentrations

For the three months ended March 31, 2022 and 2021 the following customers that represented more than 10% of total net revenues:

	For the three months ended March 31,
	2022	2021
Customer:
Customer A	*	14%
Customer B	11%	*

*	Did not represent more than 10% of total net revenues.

For the three months ended March 31, 2022 and 2021, the following geographical regions represented more than 10% of total net revenues:

	For the three Months ended March 31,
	2022	2021
Region:
North America	100%	76%
Asia-Pacific	0%	9%
Europe	0%	15%

Note 17 — Subsequent Events

Exchange Agreement

On May 12, the Company entered into an agreement with the holder of the Company’s warrants for the purchase of the Company’s common stock for $4.527 issued on November 10, 2021 (the “November 2021 Warrants”) and the Company’s warrants for the purchase of the Company’s common stock for $3.2653 issued on December 20, 2021 (the “December 2021 Warrants”) whereby the Company and the holder agreed the holder could exchange its warrants for the Company’s common shares. The exchange ratio agreed to is for each November 2021 Warrant exchanged the holder would receive 0.77 of a share of the Company’s common stock, and for each December 2021 Warrant exchanged the holder would receive 0.81 of a share of the Company’s common stock. The holder is entitled to exchange its November 2021 Warrants and its December 2021 Warrants under the agreement from May 19, 2022 until the sixtieth (60th) day immediately following the date on which the Company’s receives approval from its stockholders for the increase of its authorized common shares from 250,000,000 to 750,000,000 (the “Shareholder Approval Date”). On May 13, 2022, the Company filed a preliminary proxy statement for a Special Meeting of Stockholder’s to, among other things, seek the approval from its stockholders for such proposed increase of its authorized common shares.

Furthermore, pursuant to the exchange agreement, on or prior to the second business day following the Shareholder Approval Date, the Company shall deliver to the holder an additional number of shares of Common Stock equal to 7% of the sum of each of the November 2021 Warrants and December 2021 Warrants exchanged by the holder during this period. In addition, the exchange agreement allows the holder for up to 60 days after the Shareholder Approval Date for (i) each November 2021 Warrant may be exchanged for 42% of a November 2021 Exchanged Warrant Share, and (ii) each December 2021 Warrants may from time to time be exchanged for 42% of a December 2021 Exchanged Warrant Share.

Pursuant to Section 7(n) of the Exchange Agreement, until October 9, 2022, the holder agreed to grant, free of charge, to the Company any reasonable and necessary waivers and extensions solely in connection with the Company’s obligations (i) to file an Initial Registration Statement pursuant to that certain Registration Rights Agreements between the Company and the holder dated as of November 11, 2021, as amended (the “November 2021 RRA”), and that certain Registration Rights Agreements between the Company and the holder dated as of December 20, 2021, as amended (the “December 2021 RRA” ), and (ii) to file a definitive proxy statement to approve the transactions contemplated by the November WEA and December WEA; provided, however, the holder shall retain the right to deliver an Alternate Exercise Notice (as defined in each of the November Warrant Exercise Agreement and December Warrant Exercise Agreement) to the Company as permitted pursuant to the terms thereof. The exchange agreement also requires the holder to continue to hold the common shares received under the exchange for a certain period of time.

On May 19, the holder exchanged 500,000 November 2021 Warrants for 385,000 shares of the Company’s common stock, and 18,090,123 December 2021 Warrants for 14,653,000 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercises.

Warrant Exercise Agreements

On May 12, 2022, the Company entered into warrant exercise agreement with two holders of the Company’s warrants for the purchase of the Company’s common stock for $9.00 per share issued on September 1, 2022 (the “Series A September 2021 Warrants”) whereby the Company and the holders agreed to a cashless exercise whereby each holder would receive 0.50 of a share of the Company’s common stock for each Series A September 2021 Warrant that is exercised by the holder. On May 19, the holders exchanged 15,000,000 Series A September 2021 Warrants for 7,500,000 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercise.

The May WEA and the Exchange Agreement also require the participating holders to continue to hold shares for a certain period of time as set forth in the May WEA and the Exchange Agreement.

Shareholder Proposals for Increase of Authorized Common and Preferred Shares

On May 13, 2022, the Company filed a preliminary proxy statement for a Special Meeting of Stockholders to seek approval of proposals to increase the number of authorized shares of common stock under the Company’s Amended and Restated Articles of Incorporation from 250,000,000 to 750,000,000 and increase the number of authorized shares of preferred stock under the Company’s Amended and Restated Articles of Incorporation from 0 to 30,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in Part I, Item 1A, “Risk Factors” of our Annual Report of Form 10-K for the year ended December 31, 2021.

Overview

Vinco Ventures is Focused on Digital Media, Advertising and Content Technologies

Vinco Ventures, formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., is a Nevada corporation incorporated on July 18, 2017. In connection with the acquisition of an 80% equity interest in Lomotif by ZVV, our joint venture with ZASH in 2021, and our recent acquisition of AdRizer, we are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to innovation, development and commercialization of digital media, advertising and content technologies. We currently operate the platforms and businesses described below through our significant subsidiaries and consolidated variable interest entities:

●	Lomotif Social Media Platform

Lomotif and the Lomotif App - ZVV currently owns an 80% equity interest in Lomotif, a Singapore-based video-sharing and live streaming social networking platform that is committed to democratizing video creation and increasing user reach through our content development, live streaming and cross-platform engagement initiatives. The Lomotif app allows its users to create their own music videos by selecting pictures and videos from the camera, mixing them with music and transforming video clips into music videos. Lomotif users can watch videos of other creators on the Lomotif platform and share their videos on the Lomotif platform or on various third-party social media platforms such as TikTok, Instagram, YouTube and Twitch. The Lomotif platform offers LoMoTV, a digital entertainment and lifestyle content network offering original programming. Our strategy includes expanding Lomotif’s reach through our live-streaming entertainment initiatives involving social media influencers and leading artists and entertainers.

The Lomotif app is available in the Apple and Google stores and is a grassroots social community with dedicated users spanning from Asia, South America to the United States. As of the date of this Quarterly Report, Lomotif has not generated significant revenue and we are developing means to monetize the content creation and streaming capabilities of the Lomotif platform including our plan to leverage the AdRizer technologies to enable advertisers to more effectively engage with the Lomotif platform, content and its users.

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

AdRizer generates revenue from the Cortex platform through two major sources: (1) the traffic acquisition of digital advertising spaces to advertisers from multiple digital advertising technologies, and (2) developing marketing campaigns and strategies for some of the top direct-to-customers (“DTC”) companies. We believe that AdRizer’s Cortex platform provides small- to medium-sized enterprises with an efficient and effective end-to-end, fully integrated platform that allows its users to control their marketing and branding campaigns in real-time. We also expect to integrate AdRizer’s technologies with the Lomotif platform and content and the Honey Badger digital commerce company.

●	Streaming Music Non-Fungible Token (“NFT”) Platform

E-NFT.com – Our wholly-owned subsidiary EVNT Platform LLC, dba Emmersive Entertainment (“EVNT”) offers a platform for artists and content owners to distribute their intellectual property. EVNT’s proprietary streaming process seeks to make NFTs affordable by seeking to reduce mining fees with the goal of enabling fans to engage with content in new ways with EVNT’s multi-media delivery system. EVNT generates revenue from the development of custom, digital artwork and digital music that is sold in the form of non-fungible tokens through a third-party marketplace.

●	Full-Service Digital Commerce Company

Honey Badger - Our wholly-owned subsidiary Honey Badger offers a full-service digital commerce strategies solution focused on brand specific messaging and designing comprehensive digital campaigns from creation to monetization for celebrities and influencers. As a digital commerce company, Honey Badger leverages millions of followers in its network to grow advertiser-based revenue as well as Vinco’s brands and holdings. Honey Badger generates revenue from providing digital marketing services for brands and influencers.

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

Cryptyde – Our wholly-owned subsidiary Crytypde, Inc. plans to offer three initial business lines, Web3 (decentralized internet) products, Bitcoin mining services, and consumer packaging operated by Ferguson Containers, Inc (“Ferguson”). Through its Web3 products business line, Cryptyde will seek to acquire and build brands that use decentralized blockchain technologies in a variety of consumer-facing industries, such as music, movies, digital art, ticketing and event services, and gaming. Cryptyde’s Bitcoin mining services will aim to make Bitcoin mining accessible to consumers previously priced out of the area. Ferguson manufactures and sells custom packaging for a variety of products and is expected to offer revenue streams for the spun-off business.

Corporate Strategy

We are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to innovation, development and commercialization of digital media, advertising and content technologies. Today’s consumers have shorter attention spans and are unlikely to commit to lengthy content unless they are convinced of its value. The right piece of short-form content enables brands to rapidly communicate key messages, improving the asset’s ability to capture the attention of target audiences. Short-form content is also a ready-made resource for users who consume content on mobile devices. Additionally, video generates a much larger number of shares than long-form content, text or image posts. By investing in Lomotif, our short-form video sharing and social media platform, AdRizer and related growth initiatives, we are aiming to grow into an integrated robust social media, content development and digital advertising company, with millions of users around the world.

In February 2022 we acquired AdRizer. We expect to integrate AdRizer’s Cortex technologies with the Lomotif platform and content and Honey Badger’s services and solutions to optimize revenue generation opportunities. We have also invested in activities to generate content for the Lomotif platform and to expand its user base and engagement such as launching LoMoTV, hosting and live streaming concerts and celebrity events. We expect to further this effort by continuing to invest in acquisitions, joint ventures, and growing our own capacity to create and distribute content. For example, we expect that future joint ventures, licensing, loan financing or other arrangements with ZASH and PZAJ Holdings, LLC will generate entertainment content that we plan to distribute through the Lomotif platform, among other distribution channels.

In connection with our transition, we are also in the process of spinning off Cryptyde, which holds our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses, in an effort to create value for our stockholders.

Recent Developments

The following is a description of recent events regarding important developments which we believe are important to an understanding of our business, financial position and results of operations.

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

On February 11, 2022, Vinco Ventures, AdRizer, the members of AdRizer and the holders of performance units (the “Performance Units”) of AdRizer under its phantom equity plan (collectively, the “Seller Members”), and Innovative Assets LLC, in its capacity as the sellers’ representative, entered into and consummated the transactions contemplated by a definitive Unit Purchase Agreement (the “AdRizer Purchase Agreement”), whereby the Company acquired all of the outstanding equity interests of AdRizer (the “Purchased Interests”) from the Seller Members and canceled the Performance Units, resulting in AdRizer becoming a wholly-owned subsidiary of the Company. The purchase price paid and payable to the Seller Members for the Purchased Interests and in consideration of the cancellation of the Performance Units consists of (i) $38 million in cash paid at closing, of which $10 million was deposited in an escrow account to secure the Seller Members’ indemnification obligations under the AdRizer Purchase Agreement, subject to customary post-closing adjustments for working capital and other items, and (ii) up to 10 million shares of the Company’s common stock to be issued on January 1, 2024 (the “Buyer Share Issuance Date”), determined by dividing $50 million by the volume weighted average price of the Company’s common stock reported by Bloomberg LP for the 20 trading days preceding such date, subject to a floor price of $5.00 and maximum price of $8.00 per share (the “Purchase Price Equity”). Pursuant to the AdRizer Purchase Agreement, the Company has agreed to file a resale registration statement on form S-1 or S-3 no later than 90 days prior to the Buyer Share Issuance Date if permitted by the SEC, and otherwise no later than 5 business days after the Buyer Share Issuance Date, to register the resale of the Purchase Price Equity and to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable after filing. In addition, the Company has agreed to furnish AdRizer with working capital in the amount of $1 million by each 3-month anniversary of the closing date until the Company has furnished AdRizer with a total of $5 million in working capital.

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

Expected Spin-Off of Cryptyde, Inc.

On November 8, 2021, our subsidiary Cryptyde initially filed, and on January 25, 2022, March 18, 2022 and May 13, 2022 amended, a Form 10 registration statement with the SEC (the “Form 10”) in connection with our planned spin-off of Cryptyde, subject to certain conditions as described in the registration statement, including the effectiveness of the registration statement, receipt of an opinion of counsel to the effect that, among other things, the spin-off and related transactions should qualify as tax-free for United States federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code, and Nasdaq having approved the listing of Cryptyde’s common stock. Cryptyde holds our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses.

On May 16, 2022, the Form 10 was declared effective. The record date for the spin-off is May 18, 2022 and the distribution date is scheduled for May 27, 2022. Upon completion of the spin-off, Cryptyde would become an independent, publicly traded company.

Closing of Cryptyde Financing

On January 26, 2022, Cryptyde entered into a Securities Purchase Agreement (the “Note Securities Purchase Agreement”) with an accredited investor (the “Note Investor”) for the issuance and sale of a Senior Convertible Note with an initial principal amount of $33,333,333 at a conversion price of $10.00 per share of Cryptyde’s common stock, par value $0.001 (the “Cryptyde Common Stock”) and a warrant (the “Warrant”) to purchase up to 3,333,333 shares of Common Stock with an initial exercise price of $10.00 per share of Cryptyde Common Stock (the “Note Private Placement”).

Cryptyde and the Note Investor closed on the transactions contemplated by the Note Securities Purchase Agreement on May 5, 2022. At the closing, Cryptyde issued to the Note Investor the Warrant to purchase up to 3,333,333 shares of Cryptyde Common Stock with an exercise price of $10.00 per share.

Amendment to the July 2021 Note

On March 9, 2022, the Company, Cryptyde and the noteholder of the Senior Secured Convertible Note issued by the Company on July 22, 2021 (the “July 2021 Note) entered into an Amendment Agreement (the “Amendment Agreement”) whereby the parties agreed to, among other things: (i) amend certain provisions of the July 2021 Note to (a) convert $10,000 of the principal amount of the July 2021 Note at a conversion price of $0.01 into shares of the Company’s common stock, (b) extend the maturity date under the July 2021 Note to July 22, 2023, (c) increase the interest rate on the July 2021 Note from zero percent (0%) to six percent (6.0%), (d) reduce the maximum cap of the minimum cash in the control account from $100,000,000 to $80,000,000, and (e) require the Company to redeem $33,000,000 of the principal of the July 2021 Note, together with accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, on July 22, 2022; (ii) to extend certain dates relating to (x) the Company’s registration of certain securities under the Warrant Exercise Agreements dated September 1, 2021, November 11, 2021 and December 20, 2021 to April 30, 2022, (y) the Company’s filing of a proxy statement to April 30, 2022 and (z) Company holding a stockholder meeting and obtaining a stockholder vote to June 4, 2022 or July 4, 2022 in the event that the Company receives comments from the SEC with respect to the proxy statement; and (iii) to waive any adjustments to convertible securities or options as a result of the Adjusted Conversion Price (as defined in the Amendment Agreement).

On April 29, 2022, the Company, Cryptyde and the Holder entered into a Second Amendment Agreement (the “Second Amendment Agreement”) whereby the parties agreed to amend the First Amendment Agreement to replace the date of “April 30, 2022” in Section 7(m) of the First Amendment Agreement to “May 6, 2022.”

On May 6, 2022, the Company and the Holder entered into a Third Amendment Agreement (the “Third Amendment Agreement”) whereby the parties agreed to amend the Second Amendment Agreement to replace the date of “May 6, 2022” in Section 7(m) of the Second Amendment Agreement to “May 11, 2022.”

Warrant Exercise and Issuance

For the three months ended March 31, 2022, the Company issued warrants to purchase shares of the Company’s common stock related to the Warrant Exercise Agreement dated December 20, 2021, with a warrant holder, in which the Company agreed to issue 2.25 warrants with an exercise price of $3.265 to the warrant holder for every warrant the warrant holder exercised from the period commencing December 20, 2021 and ending on February 28, 2022. In conjunction with this agreement, the warrant holder exercised 36,894,569 warrants in the first three months of 2022 which generated $111,029,493 in gross proceeds to the Company during the three months ended March 31, 2022. In conjunction with the agreement, the Company issued 83,012,781 warrants to the holder and 6,641,022 to the placement agent for the agreement. The warrants have an exercise price of $3.265, a five year term, and provide registration rights to the holder along with other terms that cause the warrants to qualify for liability treatment. The initial fair value of the warrants issued during the three months ended March 31, 2022 was $243,681,478.

Exchange Agreement

On May 12, 2022, the Company entered into an agreement with the holder of the Company’s warrants for the purchase of the Company’s common stock for $4.527 issued on November 10, 2021 (the “November 2021 Warrants”) and the Company’s warrants for the purchase of the Company’s common stock for $3.2653 issued on December 20, 2021 (the “December 2021 Warrants”) whereby the Company and the holder agreed the holder could exchange its warrants for the Company’s common shares. The exchange ratio agreed to is for each November 2021 Warrant exchanged the holder would receive 0.77 of a share of the Company’s common stock, and for each December 2021 Warrant exchanged the holder would receive 0.81 of a share of the Company’s common stock. The holder is entitled to exchange its November 2021 Warrants and its December 2021 Warrants under the agreement from May 19, 2022 until the sixtieth (60th) day immediately following the date in which the Company’s receives approval from its stockholders for the increase in authorization of common shares from 250,000,000 to 750,000,000 (the “Shareholder Approval Date”). On May 13, 2022, the Company filed a preliminary proxy statement for a Special Meeting of Stockholder’s to, among other things, seek the approval from its stockholders for this matter.

Furthermore, pursuant to the exchange agreement, on or prior to the second business day following the Shareholder Approval Date, the Company shall deliver to the holder an additional number of shares of Common Stock equal to 7% of the sum of each of the November 2021 Warrants and December 2021 Warrants exchanged by the holder during this period. In addition, the exchange agreement allows the holder for up to 60 days after the Shareholder Approval Date for (i) each November 2021 Warrant may be exchanged for 42% of a November 2021 Exchanged Warrant Share, and (ii) each December 2021 Warrants may from time to time be exchanged for 42% of a December 2021 Exchanged Warrant Share.

Pursuant to Section 7(n) of the Exchange Agreement, until October 9, 2022, the holder agreed to grant, free of charge, to the Company any reasonable and necessary waivers and extensions solely in connection with the Company’s obligations (i) to file an Initial Registration Statement pursuant to that certain Registration Rights Agreements between the Company and the holder dated as of November 11, 2021, as amended (the “November 2021 RRA”), and that certain Registration Rights Agreements between the Company and the holder dated as of December 20, 2021, as amended (the “December 2021 RRA” ), and (ii) to file a definitive proxy statement to approve the transactions contemplated by the November WEA and December WEA; provided, however, the holder shall retain the right to deliver an Alternate Exercise Notice (as defined in each of the November Warrant Exercise Agreement and December Warrant Exercise Agreement) to the Company as permitted pursuant to the terms thereof. The exchange agreement also requires the holder to continue to hold the common shares received under the exchange for a certain period of time.

On May 19, 2022, the holder exchanged 500,000 November 2021 Warrants for 385,000 shares of the Company’s common stock, and 18,090,123 December 2021 Warrants for 14,653,000 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercises.

Warrant Exercise Agreements

On May 12, 2022, the Company entered into warrant exercise agreement with two holders of the Company’s warrants for the purchase of the Company’s common stock for $9.00 per share issued on September 1, 2022 (the “Series A September 2021 Warrants”) whereby the Company and the holders agreed to a cashless exercise whereby each holder would receive 0.50 of a share of the Company’s common stock for each Series A September 2021 Warrant that is exercised by the holder. On May 19, the holders exchanged 15,000,000 Series A September 2021 Warrants for 7,500,000 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercise.

The May WEA and the Exchange Agreement also require the participating holders to continue to hold shares for a certain period of time as set forth in the May WEA and the Exchange Agreement.

Shareholder Proposals for Increase of Authorized Common and Preferred Shares

On May 13, 2022, the Company filed a preliminary proxy statement for a Special Meeting of Stockholders for approval of proposals to increase the number of authorized shares of common stock under the Company’s Amended and Restated Articles of Incorporation from 250,000,000 to 750,000,000 and increase the number of authorized shares of preferred stock under the Company’s Amended and Restated Articles of Incorporation from 0 to 30,000,000.

Letter Agreement

Pursuant to that certain Warrant Exercise Agreement (as amended, the “September WEA”) dated as of September 1, 2021 between the Company and an accredited investor (the “Holder”), the Company sold warrants to the Holder representing the right to acquire shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an initial exercise price of $9.00 per share, subject to adjustments as set forth in the September WEA (the “Series A September 2021 Warrants”) and (ii) on May 12, 2022, the Company and the Holder entered into that certain Warrant Exercise Agreement (the “May WEA”) whereby the parties, among other things, adjusted the Holder’s exercise price of its Series A September 2021 Warrant and eliminated certain provisions of the Series A September 2021 Warrants as an offer to all of the Series A September 2021 Warrants inducement to fully exercise its Series A September 2021 Warrant on a cashless basis on May 19, 2022.

On May 18, 2022, the Company and the holder entered into that certain Letter Agreement (the “Letter Agreement”) whereby the parties further amended the Series A September A Warrants to require that that Company only needs to maintain the Required Reserve Amount (as defined in the Series A September Warrants) on and after the Shareholder Approval Date (as defined in the May WEA).

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

There have been no changes in such policies or the application of such policies during the three months ended March 31, 2022 except as follows:

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

Product

The Company’s product revenues are recognized when control of the goods are transferred to the customer, which is upon shipment of the finished goods to the customer. All sales have fixed pricing and there are currently no material variable components included in the Company’s revenue. Additionally, the Company will issue credits for defective merchandise, historically these credits for defective merchandise have not been material. Based on the Company’s analysis of the revenue standards, revenue recognition from the sale of finished goods to customers, which represents the majority of the Company’s revenues, was not impacted by the adoption of the new revenue standards

Digital media advertising and licensing

The Company’s digital media advertising revenues are generated primarily from the posting of original digital content through third-party online platforms which are then delivered to users of the online platform across the customer’s digital advertising platform and becomes monetizable to the Company, which the Company concludes is its performance obligation. The Company recognizes revenue when control of the services are transferred to customers and the transaction price is determined by the third-party online platform. Revenue from the digital media platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. Licensing revenues are derived from the sale of a licensee’s products that incorporates the Company’s intellectual property. Royalty revenues are recognized during the quarter in which the Company receives a report from the licensee detailing the shipment of products that incorporate the Company’s intellectual property, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s intellectual property. For AdRizer, FASB ASC 606 requires an entity to determine whether it is a principal (recognizes revenue at the gross amount) or an agent (recognizes revenue at the net amount) for each promised good or service. Based on the FASB guidance, the Company has determined that AdRizer is the principal for each promised good or service, thus, revenue is recognized at the gross amount of the transactions. Revenue from traffic sales and traffic management services are generally recognized at the end of each month when the performance obligation is satisfied.

Results of Operations

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

The following tables set forth information comparing the components of net income (loss) for the three months ended March 31, 2022 and 2021:

Results of Operations

	Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%
Revenue
Consumer products	$3,757,552	$2,153,306	$1,604,246	74.5%
Digital advertising and media revenue	7,726,369	350,566	7,375,803	2104.0%
Royalty income	50,898	61,290	(10,392)	-17.0%
Total revenue, net	11,534,819	2,565,162	8,969,657	349.7%

Cost of revenues
Packaging products	3,156,993	1,393,063	1,763,930	126.6%
Digital advertising and media revenue	7,776,663	260,318	7,516,345	2887.4%
	10,933,656	1,653,381	9,280,275	561.3%

Gross profit	601,163	911,781	-310,618	-34.1%
Gross profit %	5.2%	35.5%	-30.3%	-85.3%

Revenue

For the three months ended March 31, 2022, revenues from continuing operations increased by $8,970,000 or 349.7%, as compared to the three months ended March 31, 2021. The increase was primarily due to the impact of the Company’s acquisition of AdRizer in February 2022, which generated $7,653,000 of revenue for the Company during the first quarter of 2022. AdRizer’s revenue consists of digital advertising sales and services to advertisers. In addition, the increase in revenues was due to revenue from CW Machines, a 51% owned subsidiary of Cryptyde. CW Machines generated $1,573,000 in sales of crypto mining equipment in the first quarter of 2022 that did not exist in the first quarter of 2021.

Cost of Revenues

For the three months ended March 31, 2022, cost of revenues increased by $9,280,000 or 561.36%, as compared to the three months ended March 31, 2021. The increase was primarily due to the costs of traffic acquisition at AdRizer and the costs of crypto mining machines at CW Machines, Each of these cost types did not occur in the first quarter of 2021.

Gross Profit

For the three months ended March 31, 2022, gross profit decreased by $311,000, or 34.1%, as compared to the three months ended March 31, 2021. The decrease reflected the impact of the Company’s new business lines of digital media and advertising from AdRizer, traffic acquisition and content creation costs of which were higher than expected as that business began its operations as a wholly-owned subsidiary of the Company, along with the impact of the Company’s sales of crypto mining machines which have a lower margin than the Company’s traditional packaging product sales.

Operating Expenses

Selling, general and administrative costs

	Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%
Selling, general and administrative costs
Compensation, benefits and payroll taxes	$5,763,122	$500,033	$5,263,089	1052.5%
Depreciation and amortization	1,590,209	424,033	1,166,175	275.0%
Stock based compensation	1,143,445	8,697,502	(7,554,057)	-86.9%
Advertising, marketing and promotions	4,636,246	269,960	4,366,287	1617.4%
Legal, professional fees, and transaction costs	11,764,602	1,414,391	10,350,211	731.8%
Selling, general and administrative costs	1,900,483	354,961	1,589,353	447.8%

Total selling, general and administrative costs	$26,798,107	$11,660,880	$15,137,227	129.28%

Selling, general and administrative costs (“SGA costs”) increased significantly during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to a significant expansion of the Company’s activities requiring SGA costs as it continued to transition into a digital media and entertainment company in 2022. In addition, the increase in SGA costs reflect the impact of costs associated with the Company’s newly acquired subsidiary AdRizer, which was acquired in February 2022. Total SGA costs from continuing operations were $26,798,000 in the first three months of 2022 as compared to $11,661,000 in the first three months of 2021, an increase of $15,137,000. The largest increase was due to the impact of legal, professional fees and transaction related costs related to the Company’s acquisition of AdRizer, its proposed spin-off of its Cryptyde business, and the costs associated with the preparation and audit of its annual financial report. The Company’s compensation costs and its marketing and advertising costs have also increased significantly in the first quarter of 2022 as the Company had added to its payrolls, staff of Lomotif, and AdRizer as well as its internal staff focused on its digital media business which did not exist in the first quarter of 2021. These costs increases were partially offset by a significant decrease in stock-based compensation costs, which decreased by $7,492,000 in the first quarter of 2022 as compared to the first quarter of 2021.

Other Income (Expense)

	Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%
Other income (expense)
Interest expense, net	(22,427,461)	(12,694,933)	(9,732,528)	76.7%
Loss on issuance of warrants	(243,681,478)	(75,156,534)	(168,524,944)	224.2%
Change in fair value of warrant liability	(86,948,858)	36,381,542	(123,330,400)	-339.0%
Other income (expense)	149,594	(44,296)	193,890	-437.7%

Total other income (expense)	$(352,908,203)	$(51,514,221)	$(301,393,982)	585.1%

Interest expense, net

Interest expense was approximately $22,427,000 for the three months ended March 31, 2022 versus approximately $12,695,000 during the three months ended March 31, 2021. The increase in interest expense was related to the amortization of financing fees of the convertible note issued to Hudson Bay Master Fund Ltd. (“Hudson Bay”) in July 2021.

Loss on issuances of warrants and change in fair value of warrant liability

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as such warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant is initially recorded at fair value on date of grant using the sing the Monte-Carlo simulation pricing model and subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

During the first three months of 2022, loss on issuances of warrants was $243,681,000 due to the 89,653,803 warrants issued during the period, while the change in fair value of warrant liability for the 160,701,887 warrants outstanding as of March 31, 2022 was an increase of $86,949,000, for a net other expense of approximately $330,630,000 due to warrants recognized by the Company for the three months ended March 31, 2022.

Net Loss

	Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%

Loss before income taxes	$(379,105,147)	$(62,263,320)	$(316,841,827)	508.79%
Income tax expense	-	-	-
Net loss	(379,105,147)	(62,263,320)	(316,841,827)	508.79%

Net (loss) income attributable to noncontrolling interests	(6,157,190)	28,034	(6,185,224)	-22063.3%
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(372,947,957)	(62,291,354)	(310,656,603)	498.7%
Net Loss from discontinued operations	-	(178,200)	178,200	-100.0%

Net loss attributable to Vinco Ventures, Inc.	$(372,947,957)	$(62,469,554)	$(310,478,403)	497.90%

Net loss attributable to Vinco Ventures, per share	-	-
Net loss per share- continuing operations	$(3.05)	$(3.28)	$0.23	-7.1%

Weighted Average Number of Common Shares Outstanding -basic and diluted	122,176,851	19,055,006	103,121,845	541.2%

Net Loss

The Company incurred a net loss of $372,948,000 during the first three months of 2022 as compared to a net loss of $62,470,000 during the first three months of 2021, an increase of $310,478,000 or 497.0%. The significant increase in net loss was primarily triggered by the impact of the Company’s requirement to recognize the fair value of warrants that the Company issued and the change in fair values of exercised and outstanding warrants during 2021. The total impact of warrant liability accounting during the three months ended March 31, 2022 was a net other expense of $330,630,000 as compared to a net other expense of $38,775,000 in the first three months of 2021. The warrant liability amounts are affected by the fair value of the Company’s stock which is the market price of the Company’s common stock as traded on the Nasdaq Capital Market. During the first three months of 2022, the Company’s stock price ranged from a low of $2.04 and a high of $5.19 per share, which had significant impact on the fair market value of the Company’s warrants on their grant and exercise dates. The other expense due to warrant liability constituted 87.4% of the Company’s net loss for the three months ended March 30, 2022 and 60% of the Company’s net loss for the three months ended March 30, 2021. The remaining increase in net loss during the first three months of 2022 was driven by the increased size of the Company due to ZVV’s ownership of an 80% equity interest in Lomotif, the Company’s acquisition of AdRizer and its transition into a digital media, advertising and content technologies company, which caused the Company to increase its headcount, and its sales and marketing activities during the first three months of 2022.

Cash Flows

During the three months ended March 31, 2022 and 2021, our sources and uses of cash were as follows:

	Three Months Ended March 31,		Period over Period Change
	2022	2021	$	%

Net Cash used by Operating Activities	$(42,014,284)	$(4,140,110)	$(38,024,174)	918.4%

Net Cash Used in Investing Activities	(35,677,139)	(12,018,228)	(23,658,911)	196.69%

Net Cash provided by Financing Activities	100,859,195	21,434,728	79,574,467	371.2%

Net Increase in Cash and Cash Equivalents	23,167,772	5,276,390	17,891,382	339.1%
Cash and Cash Equivalents - Beginning of Year	187,612,176	249,356	187,362,820	75138.7%
Cash and Cash Equivalents - End of Year	$210,779,948	$5,525,746	$205,254,202	3714.5%

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations for the three months ended March 31, 2022 was $42,014,000, which included a net loss of $379,105,000 that included $355,570,000 of non-cash expense items. The use of cash for operations during the first three months of 2022 reflected the costs incurred by the business, including the costs associated with the operation, marketing and promotion of Lomotif, along with the amount of professional fees incurred by the Company during the period. In additional, the Company paid down approximately $9,009,000 in accrued expenses during the first three months of 2022. Net cash used in operating activities from continuing operations for the three months ended March 31, 2021 was $4,140,000, which included a net loss of $62,263,000 that included $60,253,000 of non-cash expense items.

Cash Flows from Investing Activities

Net cash used in investing activities was $35,677,000 during the first three months of 2022, which was primarily due to the net cash paid for the acquisition of AdRizer by the Company in February 2022.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 totaled $100,859,000, which related primarily to net proceeds from the exercise of warrants.

Net Increase (Decrease) in Cash and Cash Equivalents

As a result of the cash activities described above, during the three months ended March 31, 2022, the Company’s cash increased by $23,167,772 and as of January 1, 2022, the Company had $187,612,000 in cash and cash equivalents, which included $80,000,000 held in a restricted cash account.

Liquidity and Capital Resources

	As of March 31,		Period over Period Change
	2022	2021	$	%
Assets
Cash and cash equivalents	$130,779,948	$87,612,176	$43,167,772	49.3%
Restricted cash	-	100,000,000	(100,000,000)	0.0%
Other current assets	51,645,168	32,129,291	19,515,877	60.7%
Total current assets	182,425,115	219,741,467	(37,316,352)	-17.0%

Intangible assets, including goodwill	219,429,315	162,105,597	57,323,718	35.4%
Other long term assets	98,824,279	23,295,665	75,528,614	324.2%
	318,253,594	185,401,262	132,852,332	71.7%

Total Assets	$500,678,709	$405,142,729	$95,535,980	23.6%

Liabilities
Accounts payables and accrued expenses	22,155,028	25,622,271	(3,467,243)	-13.5%
Current portion of long-term debt	19,959,861	44,467,275	(24,507,414)	-55.1%
Total current liabilities	42,114,889	70,089,546	(27,974,657)	-39.9%

Long -term debt	47,066,715	2,691,551	44,375,164	1648.7%
Warrant liability	429,167,462	198,566,170	230,601,292	116.1%
Other long term liabilities	23,358,420	70,197,966	(46,839,546)	-66.7%

Total Liabilities	541,707,486	271,455,687	228,136,910	84.40%

As discussed above, the Company incurred significant losses during the first three months of 2022, and has a history of losses since inception. Since 2021, a significant percentage of its losses has been driven by non-cash expenses items, especially losses caused by liability accounting for its investor warrants. The Company used approximately $43 million in cash for operations during the first three months of 2022. This amount included approximately $8.2 million for transaction related costs associated with its acquisition of AdRizer in February 2022, and a $10 million payment of accrued registration rights penalties owed to Hudson Bay. In addition to these items, the Company used approximately $25 million in its operations during the first three months of 2022. This amount included significant investments in sales, marketing and promotional activities which the Company engaged in during the first quarter to drive awareness and interest in the Lomotif application and Lomotif branded websites, especially for events livestreamed on the Lomotif platform. During the first quarter, the Company live streamed and promoted the Shaq Fun House event in January and the Okeechobee Music Festival in February. These expenses were intended to create traffic and interactions with the Lomotif digital properties with the goal of generating advertising revenue opportunities utilizing the capabilities of AdRizer, which the Company expects will reduce its operating cash needs during the rest of 2022, although there is no guarantee that the Company will successfully do so. If additional advertising revenues are not generated as quickly, or in sufficient amount, the Company will need to utilize its unrestricted cash on hand to fund its operations. As of March 31, 2022, the Company had $130,780,612 of unrestricted cash on hand.

Furthermore, the Company may determine it is in the best interests of the Company to pursue additional investments, acquisitions, or funding of marketing and promotional efforts as the Company expands its presence and capabilities within the digital media marketplace. To do so, the Company may require additional cash resources that the Company could generate through the sale of common stock, the exercise of outstanding warrants, and the issuance of convertible debt, each of which the Company has utilized to raise capital since 2021. The Company believes that it will continue to have access to debt or equity financing, if needed, to pursue additional investments and acquisitions, though there is no assurance that such financing will be available on terms acceptable to the Company, if at all, and any equity-linked financing opportunities will be limited by the Company’s current authorized shares of capital stock available for issuance if the Company’s stockholders do not approve the proposed increases in its authorized capital stock at its next scheduled meeting of stockholders. If the Company is unable to raise additional capital if needed, the Company believes it can implement steps to conserve its unrestricted cash on hand and address any going concern issues, including but not limited to the following steps:

●	Reduce headcount,
●	Reduce marketing, promotional and content development and production activities,
●	Sell assets or subsidiaries.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting as of March 31, 2022.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on this evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2022.

As of December 31, 2021, management completed an effective assessment of the Company’s internal control over financial reporting based on the COSO framework. Management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

In the first quarter of 2022, the Company has added additional accounting personnel and began the implementation of a new accounting system. Management has concluded that the material weakness described above currently exists as of March 31, 2022. The Company plans to engage with outside consultants to strengthen its capabilities and help the Company in the design and assessment of its internal controls over financial reporting to further reduce and remediate existing control deficiencies during 2022.

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

[Not Applicable]

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Letter Agreement

Pursuant to that certain Warrant Exercise Agreement (as amended, the “September WEA”) dated as of September 1, 2021 between the Company and an accredited investor (the “Holder”), the Company sold warrants to the Holder representing the right to acquire shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an initial exercise price of $9.00 per share, subject to adjustments as set forth in the September WEA (the “Series A September 2021 Warrants”) and (ii) on May 12, 2022, the Company and the Holder entered into that certain Warrant Exercise Agreement (the “May WEA”) whereby the parties, among other things, adjusted the Holder’s exercise price of its Series A September 2021 Warrant and eliminated certain provisions of the Series A September 2021 Warrants as an offer to all of the Series A September 2021 Warrants inducement to fully exercise its Series A September 2021 Warrant on a cashless basis on May 19, 2022.

On May 18, 2022, the Company and the holder entered into that certain Letter Agreement (the “Letter Agreement”) whereby the parties further amended the Series A September A Warrants to require that that Company only needs to maintain the Required Reserve Amount (as defined in the Series A September Warrants) on and after the Shareholder Approval Date (as defined in the May WEA).

The foregoing description of the terms of the Letter Agreement and the transactions contemplated thereby, does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which is filed as Exhibit 10.12 hereto.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference to			Filed
Number	Description	Form	Exhibit	Filing Date	Herewith

2.1	Unit Purchase Agreement, dated February 11, 2022, among Vinco Ventures, Inc., AdRizer LLC, the Members of AdRizer LLC, Phantom Unit Holders of AdRizer LLC and Innovated Assets, LLC as Sellers’ Representative.	8-K	2.1	February 16, 2022
3.1	Articles of Merger, filed with the Secretary of State of Nevada effective September 7, 2018	8-K	3.1	September 12, 2018
3.2	Second Amended and Restated Bylaws of Edison Nation, Inc.	8-K	3.2	September 12, 2018
3.3	Second Amended and Restated Articles of Incorporation of Edison Nation, Inc.	8-K	3.1	March 26, 2020
3.5	Certificate of Correction of Vinco Ventures, Inc.	10-K	3.5	April 15, 2022
10.1	Share Exchange Agreement between Vinco Ventures, Inc and One LLC	8-K	10.1	January 7, 2022
10.2	Indemnification Agreement by and among Vinco Ventures, Inc. and Two LLCs	8-K	10.2	January 7, 2022
10.3	Note Securities Purchase Agreement dated January 26,2022 by and among Cryptyde, Inc., Vinco Ventures, Inc, and Hudson Bay Master Fund Ltd.	8-K	10.1	January 26, 2022
10.4	Form of Note Investor Warrant of Cryptyde, Inc.	8-K	10.2	January 26, 2022
10.5	Registration Rights Agreement dated January 26, 2022, by and among Cryptyde, Inc. and Hudson Bay Master Fund Ltd.	8-K	10.3	January 26, 2022
10.6	Form of Note of Cryptyde, Inc to be issued to Note Investor	8-K	10.4	January 26, 2022
10.7	Form of Pledge Agreement by and between Cryptyde, Inc. and Hudson Bay Master Fund Ltd.	8-K	10.5	January 26, 2022
10.8	Equity Securities Purchase Agreement dated January 26, 2022, by and between Cryptyde, Inc. and Vinco Ventures, Inc.	8-K	10.6	January 26, 2022
10.9	Form of Warrant of Cryptyde, Inc to be issued to Equity Investor	8-K	10.7	January 26, 2022
10.10	Assignment and Assumption Agreement, dated February 11, 2022, among ZVV Media Partners, LLC, ZASH Global Media and Entertainment Corporation and Vinco Ventures, Inc.	8-K	10.1	February 16, 2022
10.11	Amendment Agreement dated March 9, 2022 by and among Vinco Ventures, Inc., Cryptyde, Inc. and the Holder.	8-K	10.1	March 10, 2022
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				**

101.INS*	Inline XBRL Instance Document	*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2022

VINCO VENTURES, INC.

By:	/s/ Lisa King
Lisa King
Chief Executive Officer
(Principal Executive Officer)

