Form 10-Q
period 2022-06-30
Vinco Ventures, Inc.
filed 2023-02-21
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-38448

VINCO VENTURES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2199200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

24 Aspen Park Blvd
East Syracuse, NY 13057	14450
(Address of Principal Executive Offices)	(Zip Code)

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

☐Yes ☒ No

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
Emerging Growth Company ☐

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

As of February 21, 2023, there were 248,987,660 shares of the registrant’s common stock outstanding.

VINCO VENTURES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Risks related to the integration of completed acquisitions and the achievement of our expected benefits from our acquisitions and investments, including, but not limited to, our investment in Lomotif Private Limited (“Lomotif”) through ZVV Media Partners, LLC (“ZVV”), our investment in Magnifi U Inc. (“Magnifi U”), our joint venture with ZASH Global Media and Entertainment Corporation (“ZASH”), and our acquisitions of AdRizer, LLC (“AdRizer”) and Honey Badger Media, LLC (“Honey Badger”);
●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows;
●	Other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third- party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report.

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

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report, the terms “Vinco Ventures”, “Vinco”, “we,” “us,” “our,” the “Company” and similar terms refer to Vinco Ventures, Inc., a Nevada corporation formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., and all of our consolidated subsidiaries and variable interest entities. The Company was formerly known as Edison Nation Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc. prior to its name change to “Vinco Ventures, Inc.” on November 10, 2020.

PART ONE – FINANCIAL INFORMATION

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets*
Current assets:
Cash and cash equivalents	$99,216,863	$86,700,982
Restricted cash - short term	-	100,000,000
Short-term investments	145,000	178,000
Accounts receivable, net	6,270,929	257,394
Inventory, net	-	365,002
Prepaid expenses and other current assets	3,612,761	7,043,685
Loans held-for-investment—related parties - current portion	15,740,000	3,950,000
Current assets of discontinued operations	-	5,248,600
Total current assets	124,985,553	203,743,664

Restricted cash long-term	80,000,000	-
Property and equipment, net	760,992	368,981
Right of use assets, net	629,521	168,914
Loan held-for-investment	750,000	250,000
Loan held-for-investment - related parties	8,451,250	16,500,000
Intangible assets, net	74,940,932	40,525,453
Goodwill	138,166,483	121,580,144
Investment in Mind Tank, LLC	3,093,926	-
Investments	1,000,000	1,000,000
Film and television productions	424,096	-
Other assets	3,140,836	-
Due from related party	15,416,136	15,997,803
Due from Cryptyde (related party)	6,750,130	-
Non-current assets of discontinued operations	-	5,007,770
Total assets	$458,509,854	$405,142,729

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,314,122	$6,105,963
Accrued expenses and other current liabilities	4,476,083	12,230,879
Current portion of operating lease liabilities	203,022	100,733
Current portion of convertible notes payable, net of debt issuance costs of $4,066,590 and $68,911,823, respectively	29,046,245	44,238,177
Current portion of warrant liability to be settled by cash	33,886,612	-
Current portion of notes payable	-	15,530
Current portion of notes payable - related parties	112,835	112,835
Current liabilities of discontinued operations	-	7,285,429
Total current liabilities	78,038,919	70,089,546

Operating lease liabilities, net of current portion	437,369	70,514
Convertible notes payable - related parties, net of current portion	2,500,000	2,500,000
Notes payable -related parties, net of current portion	108,923	93,393
Convertible notes payable, net of current portion, net of debt issuance costs of $30,224,392 and $0, respectively.	49,652,774	-
Derivative liability	94,300,999	198,519,395
Deferred tax liability	61,645	108,420
Deferred acquisition purchase price	11,080,000	-
Non-current liabilities of discontinued operations	-	74,419
Total liabilities	236,180,629	271,455,687

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 233,140,993 and 150,118,024 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	233,141	150,118
Additional paid-in capital	1,181,292,871	850,096,635
Accumulated deficit	(963,776,852)	(736,821,840)
Total stockholders’ equity attributable to Vinco Ventures, Inc.	217,749,161	113,424,913
Noncontrolling interest	4,580,065	20,262,129
Total stockholders’ equity	222,329,225	133,687,042
Total liabilities and stockholders’ equity	$458,509,854	$405,142,729

*	The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Total revenue, net	$10,365,300	$685,117	$18,142,566	$1,492,627

Cost of revenues
Total costs of revenue	10,946,367	316,900	18,723,030	687,123
Gross profit (deficit)	(581,066)	368,217	(580,464)	805,504

Operating expenses:
Selling, general and administrative	30,739,339	5,410,233	55,588,027	16,692,058
Impairment expense	453,449	-	453,449	-
Total operating expenses	31,192,788	5,410,233	56,041,476	16,692,058
Operating loss	(31,773,855)	(5,042,016)	(56,621,939)	(15,886,554)

Other income (expense):
Interest income (expense)	(16,107,800)	(2,650,306)	(38,634,780)	(15,377,596)
Loss on issuance of warrants	-	(133,699,181)	(243,681,478)	(208,855,715)
Loss on inventory write down	(365,001)	-	(365,001)	-
Loss on investments	(1,641,521)	-	(1,641,521)	-
Change in fair value of warrant liability	173,059,037	(37,154,989)	86,110,179	(773,447)
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	12,170,000	-	12,170,000	-
Other income (loss)	66,010	(353,645)	215,604	(423,645)
Total other income (expense)	167,180,725	(173,858,121)	(185,826,997)	(225,430,403)
Income (loss) before income taxes	135,406,870	(178,900,137)	(242,448,937)	(241,316,957)
Income tax expense	-	-	-	-
Net income (loss)	135,406,870	(178,900,137)	(242,448,937)	(241,316,957)
Net (loss) income attributable to noncontrolling interests	(12,532,866)	22,543	(18,690,055)	50,577
Net income (loss) attributable to Vinco Ventures, Inc. from continuing operations	147,939,736	(178,922,680)	(223,758,881)	(241,367,534)
Net loss from discontinued operations	(2,011,571)	(4,746,066)	(3,260,912)	(4,770,766)

Net income (loss) attributable to Vinco Ventures, Inc.	$145,928,165	$(183,668,746)	$(227,019,793)	$(246,138,300)
Net income (loss) per share- Basic
Net income (loss) per share- Continuing operations	$0.62	$(9.39)	$(1.22)	$(8.78)
Net income (loss) per share- Noncontrolling interests	(0.06)	0.00	(0.09)	0.00
Net loss per share – Vinco Ventures, Inc.	0.68	(9.39)	(1.13)	(8.78)
Net loss per share- Discontinued operations	(0.01)	(0.25)	(0.02)	(0.17)
Net loss per share	$0.67	$(9.64)	$(1.14)	$(8.95)
Net income (loss) per share – Diluted
Net income (loss) per share - Continuing operations	$0.56	$(9.39)	$(1.22)	$(8.78)
Net income (loss) per share - Noncontrolling interests	(0.06)	0.00	(0.09)	0.00
Net loss per share – Vinco Ventures, Inc.	0.61	(9.39)	(1.13)	(8.78)
Net loss per share - Discontinued operations	(0.01)	(0.25)	(0.02)	(0.17)
Net loss per share	$0.60	$(9.64)	$(1.14)	$(8.95)

Weighted Average Number of Common Shares Outstanding – Basic	217,127,978	19,055,006	198,777,747	27,489,580
Weighted Average Number of Common Shares Outstanding – Diluted	245,799,190	19,055,006	198,777,747	27,489,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the six months ended June 30, 2022 and 2021:

						Retained
	Preferred Stock		Common Stock		Additional Paid in	Earnings Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Share	Amount	Capital	(Deficit)	Interest	Equity

Balance, January 1, 2021	764,618	$765	14,471,403	$14,471	$39,050,260	$(23,648,898)	$(1,893,897)	$13,522,701
Sale of common stock – investors	-	-	1,500,000	1,500	3,253,500	-	-	3,255,000
Issuance of common stock - note holders	-	-	303,483	304	422,368	-	-	422,672
Issuance of common stock - consultants	-	-	1,394,272	1,394	2,034,941	-	-	2,036,335
Issuance of common stock - employees	-	-	2,861,227	2,861	3,289,329	-	-	3,292,190
Issuance of common stock upon exercise of warrants	-	-	31,742,986	31,743	87,753,676	-	-	87,785,419
Offering costs -exercise of warrants	-	-	-	-	(7,379,064)	-	-	(7,379,064)
Issuance of common stock for acquisition	-	-	750,000	750	1,251,750	-	-	1,252,500
Share-based compensation	-	-	-	-	5,053,704	-	-	5,053,704
Conversion under notes payable	-	-	6,139,252	6,139	12,242,368	-	-	12,248,507
Exercise of warrant liabilities	-	-	-	-	89,654,047	-	-	89,654,047
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Conversion of preferred stock to common	(764,618)	(765)	764,619	765	-	-	-	-
Net (loss) income	-	-	-	-	-	(246,138,300)	50,577	(246,087,723)
Balance, June 30, 2021	-	-	59,927,242	$59,927	$244,026,879	$(269,787,198)	$(1,843,320)	$(27,543,712)

Balance, January 1, 2022	-	-	150,118,024	$150,118	$850,096,635	$(736,821,840)	$20,262,129	$133,687,042
Issuance of common stock – note holders	-	-	1,000,000	1,000	2,189,000	-	-	2,190,000
Issuance of common stock - consultants	-	-	40,000	40	102,523	-	-	102,563
Warrants exercised, net of offering costs	-	-	81,982,969	81,983	100,954,855	-	-	101,036,838
Share-based compensation	-	-	-	-	-	-	2,081,764	2,081,764
Exercise of warrant liabilities	-	-	-	-	227,949,858	-	-	227,949,858
Write off of investments	-	-	-	-	-	-	927,875	927,875
Investment in Magnifi U	-	-	-	-	-	-	(301,256)	(301,256)
Common stock issued by Cryptyde, Inc.	-	-	-	-	-	12,001,000	-	12,001,000
Spin-off of Cryptyde, Inc.	-	-	-	-	-	(11,936,218)	299,608	(11,636,610)
Net loss	-	-	-	-	-	(227,019,793)	(18,690,055)	(245,709,849)
Balance, June 30, 2022	-	$-	233,140,993	$233,141	$1,181,292,871	$(963,776,852)	$4,580,064	$222,329,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the three months ended June 30, 2022 and 2021:

						Retained
	Preferred Stock		Common Stock		Additional Paid-in	Earnings Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	Equity

Balance, March 31, 2021	764,618	$765	25,685,981	$25,686	$66,002,229	$(86,118,452)	$(1,865,863)	$(21,955,635)
Issuance of common stock – consultants	-	-	451,272	451	(451)	-	-	-
Issuance of common stock – employees	-	-	1,598,355	1,598	(1,598)	-	-	-
Issuance of common stock upon exercise of warrants	-	-	30,862,188	30,862	86,063,953	-	-	86,094,815
Offering costs -exercise of warrants	-	-	-	-	(7,379,064)	-	-	(7,379,064)
Share-based compensation	-	-	-	-	1,393,268	-	-	1,393,268
Conversion under notes payable	-	-	564,827	565	1,153,922	-	-	1,154,487
Exercise of warrant liabilities	-	-	-	-	89,394,620	-	-	89,394,620
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Conversion of preferred stock to common	(764,618)	(765)	764,619	765	-	-	-	-
Net (loss) income	-	-	-	-	-	(183,668,746)	22,543	(183,646,203)
Balance, June 30, 2021	-	-	59,927,242	$59,927	$244,026,879	$(269,787,198)	$(1,843,320)	$(27,543,712)

Balance, March 31, 2022	-	-	188,052,593	188,053	$1,053,407,146	$(1,109,769,797)	$15,145,821	$(41,028,777)
Issuance of common stock - note holders	-	-	-	-	10,000	-	-	10,000
Issuance of common stock - consultants	-	-	40,000	-	102,563	-	-	102,563
Warrants exercised, net of offering costs	-	-	45,048,400	45,088	(45,088)	-	-	-
Share-based compensation	-	-	-	-	(102,563)	-	1,040,882	938,319
Exercise of warrant liabilities	-	-	-	-	127,920,814	-	-	127,920,814
Write off of investments	-	-	-	-	-	-	927,875	927,875
Investment in Magnifi U	-	-	-	-	-	-	(301,256)	(301,256)
Common stock issued by Cryptyde, Inc.	-	-	-	-	-	12,001,000	-	12,001,000
Spin-off of Cryptyde, Inc.	-	-	-	-	-	(11,936,218)	299,608	(11,636,610)
Net (loss) income	-	-	-	-	-	145,928,164	(12,532,865)	133,395,298
Balance, June 30, 2022	-	-	233,140,993	$233,141	$1,181,292,871	$(963,776,852)	$4,580,064	$222,329,225

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net loss attributable to Vinco Ventures, Inc.	$(223,758,881)	$(241,367,534)
Net (loss) income attributable to noncontrolling interest	(18,690,055)	50,577
Net income (loss)	(242,448,937)	(241,316,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	(3,260,912)	(4,770,766)
Amortization of financing costs	36,873,397	15,597,936
Share-based compensation	2,184,327	10,003,767
Depreciation and amortization	4,974,199	1,081,623
Amortization of right of use asset	35,604	48,327
Change in fair value of short-term investment	33,000	122,400
Loss on disposal of discontinued operations	-	4,130,580
Gain on debt extinguishment	-	(852,352)
Loss on issuance of warrants	243,681,478	208,855,715
Change in fair value of warrant liability	(86,110,179)	773,447
Inventory write-off	(365,001)	-
Write off of investments and Impairment Expense	2,100,045	-
Equity method investment - Income share of Mind Tank LLC	(293,926)	-
Change in fair value of deferred acquisition	(12,170,000)	-

Changes in assets and liabilities:
Accounts receivable	(674,375)	(1,596,881)
Inventory	(1,234,422)	169,793
Prepaid expenses and other assets	993,247	(378,831)
Accounts payable	(3,366,760)	(819,943)
Related party, net	(862,501)	(17,050)
Accrued expenses and other liabilities	(12,053,808)	(775,082)
Operating lease liabilities	(35,303)	(47,714)

Net Cash Used in Operating Activities	(72,000,827)	(9,791,988)

Cash Flows from Investing Activities
Issuance of loans held-for-investment-related parties	(6,290,000)	-
Repayments of loans held-for-investment-related parties	1,048,750	-
Issuance of loans held-for-investment	(500,000)	-
Purchases of property and equipment	(544,653)	(88,633)
Cash received from sale of assets of CBAV 1, LLC	-	2,529,564
Equity method investment	-	(12,000,000)
Funding of loan receivable	-	(5,000,000)
Consolidation of Magnifi U (VIE)	1,752,935	-
Acquisition of business, net of cash acquired	(34,850,577)	-
Net Cash Used in Investing Activities	(39,383,544)	(14,559,069)

Cash Flows from Financing Activities
Net repayments under line of credit	-	(379,333)
Net (repayments) borrowings under convertible notes payable	-	19,720,000
Net (repayments) borrowings under notes payable	(165,530)	(2,072,475)
Net (repayments) borrowings under notes payable - related parties	37,833	(1,951,012)
Fees paid for financing costs	-	(120,261)
Net proceeds from exercise of warrants	101,036,839	80,406,355
Net proceeds from issuance of common stock	-	3,255,000
Common stock issued by Cryptyde, Inc.	12,001,000	-
Cash paid with Cryptyde, Inc. spinoff	(9,921,084)	-
Net Cash Provided by Financing Activities	102,989,059	98,858,274

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(8,395,313)	74,507,217
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	187,612,176	249,356
Cash and Cash Equivalents and Restricted Cash - End of Period	$179,216,863	$74,756,573

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$414,297	$858,388
Income taxes	$-	$(14,738)
Noncash investing and financing activity:
Issuance of warrants to note holders	$243,681,478	$208,855,715
Deferred acquisition purchase price	$11,080,000	$-
Shares issued to note holders	$2,190,000	$422,672
Conversions under notes payable	$-	$12,248,507
Shares reserved for EVNT, LLC	$-	$7,400,000
Asset acquisition of Love is Blurred, LLC - Repayment of held-for-investment-related parties	$1,048,750	$-
Consolidation of Magnifi U (VIE), net of cash	$(2,054,191)	$-
Acquisition of business, net of cash acquired	$64,272,070	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

Unaudited Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The interim results are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year.

The unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021, and updated, as necessary, in this Quarterly Report.

Description of the Business

Vinco Ventures is focused on digital media, advertising and content technologies.

As of June 30, 2022, Vinco Ventures wholly-owned subsidiaries included: AdRizer, Vinco Ventures Shared Services LLC, Honey Badger, EVNT Platform LLC DBA Emmersive Entertainment (“EVNT”), Love is Blurred LLC and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Vinco Ventures owns a 50% voting membership interest and a 25% economic interest after return of unreturned capital contributions in ZVV, which are consolidated as Variable Interest Entities (“VIE”) with noncontrolling interests. ZVV owns 80% of the outstanding equity interests in Lomotif and Lomotif owns 100% of Lomotif, Inc. Vinco Ventures also has an outstanding loan with Magnifi U Inc which is consolidated as a VIE with a noncontrolling interest.

Going Concern and Liquidity

These condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

The Company has incurred and continues to incur losses from operations as well as negative cash flows from operations. For the six months ended June 30, 2022, the Company had a net loss of $242,448,937, negative cash flows from operations of $72,471,541 and an accumulated deficit of $963,776,852. On June 30, 2022, the Company postponed its special stockholder meeting from July 1, 2022 to July 26, 2022 which was subsequently postponed again to August 23, 2022 and then postponed indefinitely. This meeting was to be held to approve various proposals including amending the Company’s Amended and Restated Articles of Incorporation to increase the number of its authorized shares of common stock from 250,000,000 to 750,000,000. The postponement of the meeting triggered an alternative exercise notice clause in the Company’s November and December 2021 warrants, as amended, which allows the holder to put the warrants back to the Company in exchange for cash payments of $0.65 and $0.36 per warrant for the November and December 2021 warrants, respectively (Note 12 – Warrant Liability). The Holder exercised this provision in July 2022 resulting in a cash payment of $33,886,612 and cancelation of 82,260,699 warrants. Additionally, per the terms of the amended July 2021 convertible note the Company made a cash payment of $33,000,000 against principal and cash interest payment of $115,500 on July 19, 2022. On August 18, 2022, the Company paid an additional $65,000,000 to the note holder, of which $55,000,000 was applied to the principal. These payments along with our cash flows from operations have reduced our cash balance from $179,216,863 at June 30, 2022 to approximately $10,000,000 in Restricted Cash and $5,500,000 in unrestricted cash at January 31, 2023. At June 30, 2022 we have approximately $14.7 million in accounts payable and accrued expenses, and during the first six months of 2022, we utilized approximately $1 million in cash per month. Furthermore, due to the postponement of special stockholder meeting, the Company’s ability to raise additional cash through issuance of common shares is limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and meet its obligations through twelve months following the date the condensed consolidated financial statements are issued.

Management’s plans include evaluating different strategies to obtain required funding for future operations, develop and implement cost reduction initiatives, and pursue revenue generating programs with strategic partners. As these plans have not yet been implemented, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2022. As a result of the acquisition of Adrizer, the Company added a new revenue stream, Digital Media Advertising and Licensing, to its Revenue Recognition policy. Additionally, as a result of the Company’s interest in Love is Blurred, the Company has recorded Film and Television Production assets in accordance with Topic 926. As a result of these changes in the first six months of 2022, new Investments have been recognized. The details for each of these topics are as follows:

Revenue Recognition

The Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606 as disclosed in the Company’s Annual Report on Form 10-K. Additional clarification on the Company’s Digital Media Advertising and Licensing revenue recognition policy is provided below.

Digital Media Advertising and Licensing

The Company’s digital media advertising revenues are generated primarily from the posting of original digital content through third-party online platforms which are then delivered to users of the online platform across the customer’s digital advertising platform and becomes monetizable to the Company, which the Company concludes is its performance obligation. The Company recognizes revenue when control of the services are transferred to customers and the transaction price is determined by the third-party online platform. Revenue from the digital media platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. For impressions-based digital advertising, revenues are recognized as impressions are delivered over the term of the arrangement, while revenue from non-impressions-based digital advertising is recognized over the period that the advertisements are displayed. Such amounts are recognized net of agency commissions and provisions for estimated sales incentives, including rebates, rate adjustments or discounts.

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

Identification of a Customer and Gross Versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. When the intermediary or agent is determined to be the Company’s customer, the Company records revenue based on the amount it expects to receive from the agent or intermediary.

In other circumstances, the determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of the arrangement. The Company serves as the principal in transactions in which it controls the goods or services prior to being transferred to the ultimate customer.

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

Film and Television Productions

The Company accounts for the film and television productions in accordance with Topic 926, Entertainment – Films. Production costs qualifying for capitalization, are recorded as film and television productions on the consolidated balance sheet and amortized using forecast methods that match amortization to estimated revenue. Currently all productions are actively under development and, as such, amortization has not commenced.

Investments

Investments in equity securities (excluding equity method investments) with readily determinable fair values are accounted for at fair value. For investments in equity securities without readily determinable fair values, the Company elects the measurement alternative permitted under GAAP to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed the Company’s portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

The purchase price allocation presented below is preliminary given the recent closing of the AdRizer acquisition. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired and identification and valuation of developed technology and intangible assets acquired which include customer relationships and trade name, and the fair value of AdRizer’s investment in Mind Tank, LLC, of which we own 50% as a result of our ownership of AdRizer.

The fair value in AdRizer, and AdRizer’s investment in Mind Tank, used several methodologies to arrive at the current estimate.  To value assets, fixed assets were reported at NBV which approximates fair value.  The fair value of the intangible assets employed the following methodologies: customer relationships (Distributor method); developed technology (Multi- period Excess Earnings Method); trade name (Relief-from-Royalty); and the existing workforce was also valued (Replacement Cost method) but is included in Goodwill for reporting purposes.  The estimated useful life of the various intangibles was based on the cash flow estimated for the particular asset. Qualitative factors regarding the valuation included expected synergies between businesses and integration of the technology.

The following purchase price allocation is preliminary and details management’s estimate and allocation of the purchase price and fair value of the asset acquired and liabilities assumed at the time of closing.

AdRizer
Cash paid	$37,936,323
Fair value of deferred acquisition price	23,250,000
Purchase consideration	$61,186,323

AdRizer
Cash and cash equivalents	$3,085,747
Accounts receivable	5,564,539
Other current assets	847,273
Property and equipment	191,654
Investment in Mind Tank, LLC	2,800,000
Customer relationships	8,800,000
Developed technology	28,000,000
Trade Name	2,200,000
Goodwill	17,039,788
Total assets acquired	68,529,001

Accounts payable and accrued expenses	7,342,678
Total liabilities assumed	7,342,678
$61,186,323

Statement of Cash Flow reconciliation:

Purchase consideration	$61,186,323
Fair value of deferred acquisition price	(23,250,000)
Cash and cash equivalents, acquired	(3,085,747)
Net cash paid	$34,850,576

During the six months ended June 30, 2022, the Company made a provisional estimate and adjustment for amortization of the preliminary intangible assets including customer list, developed technology, and trade name. The Company has estimated a seven-year useful life and recorded amortization expense of approximately $1,752,000 during the six months ended June 30, 2022. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including the fair value of Mind Tank, LLC, intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation within the measurement period.

The Company recognized $8,216,000 of acquisition related costs, including $6,750,000 paid to ZASH for the assignment of ZASH’s rights under a letter of intent to acquire AdRizer (See Note 13- Related Party Transactions) that were expensed during the six months ended June 30, 2022. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative”.

The activity of AdRizer is included in the Company’s consolidated financial statements from the acquisition date to June 30, 2022. The amounts of revenue and earnings of AdRizer from the acquisition date of February 11, 2022 to June 30, 2022 are as follows:

Revenue	$17,940,338
Net income	$(1,533,041)

The following represents the pro forma consolidated statement of operations as if AdRizer had been included in the consolidated results of operations of the Company for the six-month period ended June 30, 2022 and 2021. The pro forma financial information is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the dates indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma information is based upon currently available information and does not reflect any additional depreciation or amortization that would have been charged assuming fair value adjustments to developed technology and other intangible assets, together with the consequential tax effects, which have not yet been finalized.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)
Revenues, net	$6,607,748	$10,361,492	$21,340,746	$22,128,846
Net loss attributable to Vinco Ventures, Inc.	$145,816,018	$(178,799,924)	$(227,149,675)	$(241,174,878)

PZAJ Holdings, LLC

On May 12, 2022, the Company entered into an agreement with PZAJ Holdings, LLC (“PZAJ”) to Convert Promissory Note to Capital Contributions (“5/12/2022 Conversion Agreement”). Under the 5/12/2022 Conversion Agreement, the Company was to be admitted as a PZAJ Member with 51% ownership subject to the terms of the agreement.

Because condition(s) precedent to the Company’s admission to PZAJ as a member and to the May 12, 2022 Agreement to Convert Promissory Note to Capital Contributions failed to occur, the Company did not record a membership interest in PZAJ. The notes receivable due from PZAJ will continue to be reported by the Company.  Because the intent is to be admitted as a member in exchange for the cancellation of the notes receivable, the Company will not establish a reserve against the loans that are included in the conversion agreement as the fair value of the membership interest approximates the fair value of the loans receivable.

During the six months ended June 30, 2022, the Company held loans for investment with PZAJ, which totaled $5,740,000. The notes accrue interest at 2% with a one-year repayment term and are repaid through 50% of net revenues, as defined, of the related productions. On July 7, 2022, the Company entered into an additional note for $840,000 accruing interest at 6% with a two-year repayment term.

The notes are principally funding film or TV production assets, all of which are still in production. As of June 30, 2022, $950,000 of the loans have matured, and not been repaid to the Company.

Asset Acquisitions

Love is Blurred, LLC

On June 21, 2022, ZASH and the Company entered into a Love is Blurred LLC Membership Interest Assignment Agreement (“LIB Membership Interest Agreement”). Pursuant to the LIB Membership Interest Agreement, ZASH sold 100% of its membership interest in Love Is Blurred (“LIB”) to the Company to purchase 100% Membership Interests in LIB LLC from ZASH. The purchase price for the LIB asset was $531,279. Consideration to ZASH for the acquired asset was the reduction of outstanding principal by $1,048,750 and outstanding interest by $201,250 (totaling $1,250,000) on a loan between the Company and ZASH. The acquisition closed on June 21, 2022. The fair value of the asset was determined to be $531,279, and a loss on the Love is Blurred LLC acquisition of $718,721 was recognized.

The LIB LLC assets consist principally of a single film production asset. Because the LIB LLC is not a business, the acquisition has been accounted for as an asset.

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

On April 17, 2021, the transactions under both the Asset Contribution Agreement and Amended Operating Agreement closed. The Preferred Units and Conditional Preferred Units were valued at $2,100,000 and $5,300,000, respectively, and recorded as an intangible asset. On October 19, 2021, the Preferred Unit Holders were issued 1,000,000 shares of common stock of Vinco in exchange for the Preferred Units.

The following table summarizes the aggregate purchase price consideration paid for the acquisition of the asset:

April 17, 2021

Fair value of shares reserved for future issuance and earn out shares	$7,400,000
Fair value of assumed notes payable	151,987
Total	$7,551,987

On February 25, 2022, Emmersive, certain former shareholders of Emmersive (collectively, the “Emmersive Parties”), the Company and EVNT entered into a Termination and Release Agreement, terminating certain transaction documents dated April 17, 2021, in connection with which the Emmersive Parties and our subsidiary Cryptyde, Inc (“Cryptyde”) also entered into a Milestone Agreement for the earnout shares to be earned and any remaining consideration to be paid by Cryptyde with an effective date of both the agreements upon the spin- off of Cryptyde being declared effective by the SEC (the “Effective Date”). Upon the Effective Date, the agreements released the Company of the obligation to deliver the additional 4,000,000 earn-out shares provided under the Asset Contribution Agreement. The Cryptyde spin-off occurred on June 29, 2022, and therefore the Company is no longer liable for any contingent consideration to Emmersive.

In addition, with the sale of Cryptyde, there was a change in how the Company planned to utilize the EVNT platform from its acquisition. Management made the determination that it was no longer interested in continuing to operate and profit from E-NFT. The developed technology intangible asset for the EVNT platform of $6,607,989 (net of amortization) was fully impaired at September 30, 2022. (See Note 17 – Subsequent Events | Impairment Charges)

Divestitures

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

The table below shows the assets that the Company transferred to BTL and the components of the loss on discontinued operations:

April 21, 2021
Cash received from buyer	$2,529,565

Accounts receivable	(293,005)
Inventory	(665,522)
Prepaid expenses	(160,666)
Intangible assets	(5,540,952)
Loss on divestiture	4,130,580
Operating loss of discontinued operations	178,200
Bankruptcy costs	803,320
Loss on discontinued operations	$5,112,100

Spin-Off of Cryptyde, Inc.

On November 8, 2021, Cryptyde initially filed, and on January 25, 2022, March 18, 2022 and May 13, 2022 amended, a Form 10 registration statement with the SEC (the “Form 10”) in connection with our planned spin-off of 100% of the outstanding shares of common stock of Cryptyde to our shareholders, subject to certain conditions as described in the registration statement, including the effectiveness of the registration statement, receipt of an opinion of counsel to the effect that, among other things, the spin-off and related transactions should qualify as tax-free for United States federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code, and Nasdaq having approved the listing of Cryptyde’s common stock. Cryptyde, along with our subsidiaries CW Machines LLC and Ferguson Containers (the “Cryptyde Businesses”), held our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses.

On May 16, 2022, the Form 10 was declared effective. The Record Date for the spin-off was May 18, 2022. Effective June 29, 2022, Cryptyde separated from the Company and the distribution of its common stock was completed. Upon completion of the spin-off, Cryptyde became an independent, publicly traded company (NasdaqCM: TYDE). The distribution was made in the amount of one share of Cryptyde common stock for every ten shares of our common stock owned by our stockholders at the close of business on the Record Date.

Also, in connection with the spinoff, we entered into definitive agreements with Cryptyde that, among other things, set forth the terms and conditions of the separation and distribution. The agreements set forth the principles and actions taken or to be taken in connection with the separation and the distribution and provide a framework for our relationship with Cryptyde from and after the separation and the distribution. The agreements include a Separation and Distribution Agreement and a Tax Matters Agreement.

On January 26, 2022, Cryptyde entered into a Securities Purchase Agreement with an accredited investor for the issuance of a (i) 1,500,000 shares of Cryptyde Common Stock, and (ii) a warrant to purchase up to 1,500,000 shares of Cryptyde Common Stock with an exercise price of $8.00 per share of Cryptyde Common Stock. In addition, Cryptyde issued a warrant to the placement agent to purchase up to 240,000 shares of Cryptyde Common Stock with an initial exercise price of $8.00 per share of Cryptyde Common Stock. The transaction closed on May 20, 2022.

On June 29, 2022, Vinco Ventures, Inc. distributed 100% of the shares of Cryptyde’s common stock held by Vinco to holders of shares of Vinco common stock, subject to certain conditions. On the Distribution Date, each holder of Vinco common stock received one share of Cryptyde common stock for every ten shares of Vinco common stock held at the close of business on the Record Date.

The results of our Cryptyde businesses have been reflected as discontinued operations in the current year period through the date of the spinoff and in the prior year period.

Details of assets and liabilities related to the spin-off of Cryptyde are as follows:

	June 29, 2022	December 31, 2021

Assets
Current assets:
Cash	$9,921,084	$911,194
Accounts receivable, net	1,092,406	867,027
Inventory	2,075,089	110,664
Prepaid expenses and other current assets	3,247,154	3,359,716
Total current assets	16,335,733	5,248,600
Loan receivable, related party	3,950,053	4,000,000
Loan Interest Receivable, related party	133,187	-
Fixed assets, net	1,193,133	1,007,770
Total Assets	$21,612,105	$10,256,371

Liabilities and Stockholders’ Equity
Current liabilities:
Current liabilities	$3,178,590	$7,285,429
Total Current Liabilities	3,178,590	7,285,429
Other liabilities:
Due company (former parent), net	$6,750,130	$27,644
Other liabilities	46,775	46,775
Net assets of spin-off / discontinued operations:
Net assets of spin-off / discontinued operations	$11,636,610	$2,896,522

The following cash flow supplementary information summarizes the distribution:

June 29, 2022

Cash distributed	$9,921,084
Other assets distributed	11,691,022
Liabilities distributed	(9,975,495)

Net assets distributed	$11,636,610

Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of operations are as follows:

	For the Three Months Ended June 29,		For the Six Months Ended June 29,
	2022	2021	2022	2021
Revenues, net	$7,345,960	$2,006,694	$11,103,512	$3,764,346
Cost of revenues	6,309,956	1,404,289	9,466,949	2,687,447
Gross Profit	1,036,004	602,405	1,636,563	1,076,899

Operating expenses:
Selling, general and administrative	3,100,767	531,419	5,050,186	910,474
Operating Income	(2,064,763)	70,986	(3,413,623)	166,425

Other (Expense) Income
Interest income (expense)	49,792	(65,175)	149,311	(32,818)
Other income (loss)	3,400	28,703	3,400	54,407
Total other (Expense) Income	53,192	(36,472)	152,711	21,589
(Loss) Income Before Income Taxes	(2,011,571)	34,514	(3,260,912)	188,014
Income tax expense	-	-	-	-
Net (Loss) Income	$(2,011,571)	$34,514	$(3,260,912)	$188,014

For the six months ended June 29, 2022, the Cryptyde Businesses recognized $303,746 in capital expenditures and $83,603 in depreciation expense.

During the time Cryptyde was under management of the Company, cash advances were made to Cryptyde for management fees, working capital, and financing needs, as well as other operating expenses that were paid for on behalf of Cryptyde. As of June 30, 2022, net amounts due from Cryptyde total $6,750,130.

Write-off of Best Party Concepts, LLC and Global Clean Solutions, LLC

The Company wrote-off its investment in Best Party Concepts, LLC and Global Clean Solutions, LLC in the period ending June 30, 2022 due to insignificant activity and a decision to not pursue business in the foreseeable future.  The write-off attributed to Best Party Concepts equaled $314,319 and the write-off attributed to Global Clean Solutions $608,482.

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

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$3,136,823	$1,856,017
Prepaid expenses and other current assets	1,903,505	2,388,893
Due from related party, current	-	15,997,803
Loan held-for-investment, related parties, current	10,000,000	-
Total current assets	15,040,329	20,242,713
Due from related party, non-current	15,125,585	-
Loan Interest Receivable, non-current	516,738	-
Loan held-for-investment	750,000	3,100,000
Loan held-for-investment, related parties	-	11,500,000
Investment in Subsidiary	110,509,500	-
Total other assets	126,901,823	14,600,000
Property and equipment, net	400,472	147,519
Intangible assets, net	26,145,877	28,150,048
Goodwill	116,188,021	116,188,021
Cost Method Investments	1,000,000	1,000,000
Right of use assets, net	60,000	-
Total assets	$285,736,521	$180,328,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,179,833	$686,674
Accrued expenses and other current liabilities	2,076,173	1,672,492
Operating Lease Liabilities	58,419	-
Total current liabilities	3,314,425	2,359,166
Intercompany	60,887,412	-
Notes payable	4,500,000	2,650,000
Due to related party	-	315,666
Total liabilities	$68,701,837	$5,324,832

The following table presents the operations of entities that are VIEs and consolidated by the Company as of June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	$-	$92,945	$-	$307,339
Cost of revenues	-	9,530	-	93,685
Gross Profit	-	83,415	-	213,654

Operating Expenses:
Selling, general and administrative	22,135,840	4,320	33,107,809	104,741
Operating (loss) income	(22,135,840)	79,095	(33,107,809)	108,913

Other (Expense) Income:
Interest (expense) income	(10,903)	(34,010)	(13,115)	(7,760)
Other income	263,395	-	351,964	-
Total Other (Expense) Income	(252,492)	34,010	(338,849)	7,760
Loss before income taxes	(21,883,348)	45,085	(32,768,960)	101,153
Income tax expense	-	-	-	-
Net (Loss) Income	$(21,883,348)	$45,085	$(32,768,960)	$101,153

As of June 30, 2022, the Company had no unconsolidated VIEs. The Company has consolidated Magnifi U, ZVV, and Lomotif for which the Company has determined it holds a variable interest. ZVV currently owns an 80% equity interest in Lomotif, a Singapore-based video-sharing and live streaming social networking platform that is committed to democratizing video creation and increasing user reach through our content development, live streaming and cross-platform engagement initiatives. Lomotif owns 100% of Lomotif, Inc. Magnifi U is a free, immersive, online personal and professional development platform that helps people align with their purpose.

Magnifi U Inc.

On May 19, 2021, the Audit Committee (i) approved the Company entering into a secured loan to Magnifi U for up to $2.75 million, with $750,000 to be immediately loaned immediately, (ii) determined the loan to be fair, at arms- length and in line with the Company’s business plan, and (iii) upon disclosure of the conflicts of interest inherent in the loan transaction, found the transaction to be fair and consistent with the Company’s Code of Business Conduct and Ethics. Subsequent cash advances of $694,168 related to employee payroll occurred between December 31, 2021 and June 30, 2022 totaling $1,444,168.

On October 12, 2021, ZVV Media loaned $1,500,000 to Magnifi U. The interest rate on the note is 3% per annum. The maturity date of the loan is October 12, 2023. The purpose of the loan is to engage in the platform creation and distribution of digital media content. Our director, Vinco employee, and member of the board of managers of ZVV, Lisa King, is the founder of Magnifi U and serves as its chief executive officer. ZASH has an 8% ownership interest in Magnifi U resulting from its equity investment of $2,411,140 in Magnifi U, with an obligation to fund a total of $5,000,000 for a total of 15% equity.

On December 30, 2021 the Vinco Ventures, Inc. Board of Directors unanimously approved Vinco Ventures, Inc. to hire all then-current employees of Magnifi U, as part of the strategic investment in the platform.

As of June 30, 2022, Lisa King had one member of her extended family working at Magnifi U with an annual salary in excess of $100,000, and Ted Farnsworth had one member of his extended family working at Vinco Ventures and/or ZASH with an annual salary in excess of $100,000.

As a result of the Board of Directors approval to hire all then-current employees of Magnifi U, and subsequent onboarding of Magnifi U employees in January 2022, the Company reconsidered the relationship as prescribed in ASC 810-10-35-4. The Company concluded consolidation was appropriate.

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

Note 5 — Short-Term Investments

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings. As of June 30, 2022 and December 31, 2021, short-term investments consisted of the following:

	June 30, 2022	December 31, 2021
Jupiter Wellness,Inc. (JUPW)	$1,040,000	$1,040,000
Unrealized losses	(895,000)	(862,000)
Total short-term investments	$145,000	$178,000

Note 6 — Property and Equipment, net

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Software	$147,792	$147,792
Furniture and fixtures	188,559	280,926
Computers	118,351	7,003
Leasehold improvements	432,363	800,746
Equipment	248,743	5,358,997
Construction in progress	184,543	-
	1,320,352	6,595,465
Less: accumulated depreciation	(559,360)	(5,218,714)
Total property and equipment, net	$760,992	$368,981

Depreciation expense for the six months ended June 30, 2022 and 2021 was $115,712 and $65,623, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 was $65,984 and $32,811, respectively. As of June 29, 2022 and December 31, 2021, the Cryptyde Businesses had total property and equipment, net of $1,193,133 and $1,007,770, respectively.

Note 7 — Loans Held for Investment

As of June 30, 2022 and December 31, 2021, loans held-for-investment consisted of the following:

	June 30, 2022	December 31, 2021
Loans held-for-investment:
Carlin Haynes, LLC (i)	$750,000	$250,000
Total loans held-for-investment	$750,000	$250,000

(i)	On August 5, 2021, the Company loaned $250,000 to Carlin Haynes, LLC, DBA TMX. On January 18, 2022, the Company loaned an additional $500,000 to Carlin Haynes, LLC. The interest rate on the note is 6% per annum. The maturity date of the loan is August 5, 2023. The purpose of the loan is to engage in the creation and distribution of digital media content. In the event that Carlin Haynes, LLC issues and sells units of preferred equity securities to one or more investors in an arm’s length transaction or series of related transactions with the principal purpose of raising capital that results in aggregate gross proceeds to Carlin Haynes, LLC of at least $1,000,000, excluding the amount represented by the conversion of any simple agreement for future equity or outstanding indebtedness, including all or a portion of the note issued to the Company (the “TMX Note”), in accordance with their respective terms and the TMX Note has not been paid in full, then the outstanding principal balance of the TMX Note and all accrued and unpaid interest thereon shall automatically convert in whole without any further action by the Company into the number of limited liability company membership units/interests of Carlin Haynes LLC equal to the outstanding principal balance of the TMX Note and all accrued and unpaid interest due on the TMX Note on the date of conversion, divided by 80% of the price per unit paid by the investors to purchase the new securities in the qualified financing.

As of June 30, 2022, and December 31, 2021, loans held-for-investment – related parties consisted of the following:

	June 30, 2022	December 31, 2021
Loans held-for-investment – related parties:
PZAJ Holdings, LLC(ii)	$5,740,000	$3,950,000
ZASH Global Media and Entertainment Corporation (iii)	18,451,250	15,000,000
Total Loans Held-For-Investment – Related Parties	$24,191,250	$18,950,000

(ii)	PZAJ is an entertainment content development company engaged in the acquisition, financing, development, production, and distribution of films and television projects. The loans each bear an interest rate of 2% per annum, with a one-year maturity (see Note 3).

(iii)	ZASH Global Media and Entertainment Corporation is a media and entertainment company involved in the development of consumer facing content.

As of June 30, 2022, the Company has loaned $19,500,250 to ZASH under multiple financings, $18,451,250 of which is outstanding. The interest rates on the notes are 3% or 6% per annum. The loans are due in 2023 with $10,000,000 classified as current and $8,451,250 classified as non-current. The purpose of the loans is to engage in the acquisition, development and production of consumer facing content and related activities.

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

On December 30, 2021 the Vinco Ventures, Inc. Board of Directors unanimously approved Vinco Ventures, Inc hiring of then-current employees of ZASH. The founding members of ZASH were not hired by Vinco.

Note 8 — Investments

As of June 30, 2022. And December 31, 2021, our non-current investments consisted of the following:

	June 30, 2022	December 31, 2021
Hyperreal Digital, Inc.	$1,000,000	$1,000,000
Total Investments	$1,000,000	$1,000,000

This investment does not have a readily determinable fair value and therefore it is measured at cost less impairment.

Note 9 — Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines a fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The following fair value of financial assets and liabilities and the input level used to determine the fair value as of June 30, 2022 and December 31, 2021 is presented below:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$145,000	$-	$1,000,000

Liabilities:
Derivative liability	-	-	94,300,999
Purchase consideration	-	-	11,080,000
Total	$145,000	$-	$106,380,999

	Fair Value Measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$178,000	$-	$1,000,000

Liabilities:
Warrant Liability	-	-	198,566,170
Total	$178,000	$-	$199,566,170

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021, respectively:

	Warrant Liability	Purchase Consideration

Balance, January 1, 2022	$198,566,170	$-
Issuance of warrants and contingent shares	243,681,478	23,250,000
Change in fair value of warrants and contingent shares	(86,110,179)	(12,170,000)
Exercise of warrants	(227,949,858)	-
Balance, June 30, 2022	$128,187,611	$11,080,000

Warrant Liability

Balance, January 1, 2021	$-
Issuance of warrants	228,575,715
Change in fair value of warrants	773,447
Exercise of warrants	(89,654,047)
Balance, June 30, 2021	$139,695,115

Note 10 — Intangible Assets and Goodwill

As of June 30, 2022, intangible assets consisted of the following:

	Estimated	Remaining Weighted Average	Gross		Net
	Useful	Useful	Carrying	Accumulated	Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	7-15 years	6.2 years	$9,470,000	$590,271	$8,879,729
Developed technology	7-10 years	5.5 years	65,551,987	7,390,427	58,161,560
Membership network	7 years	3.2 years	1,740,000	952,857	787,143
Digital media platform	7 years	5.4 years	1,552,500	360,402	1,192,098
Influencer network	5 years	4.5 years	2,756,000	275,600	2,480,400
Total finite lived intangible assets			81,070,487	9,569,557	71,500,930

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		3,440,000	-	3,440,000
Total indefinite lived intangible assets			3,440,000	-	3,440,000
Total intangible assets			$84,510,487	$9,569,557	$74,940,930

As of December 31, 2021, intangible assets consisted of the following:

	Estimated	Remaining Weighted Average	Gross		Net
	Useful	Useful	Carrying	Accumulated	Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	11.7 years	$670,000	$148,889	$521,111
Developed technology	7-10 years	7.0 years	37,251,987	3,458,065	33,793,922
Membership network	7 years	3.7 years	1,740,000	828,571	911,429
Digital media platform	7 years	5.9 years	1,552,500	249,509	1,302,991
Influencer network	5 years	5.0 years	2,756,000		2,756,000
Total finite lived intangible assets			43,970,487	4,685,034	39,285,453

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		1,240,000	-	1,240,000
Total indefinite lived intangible assets			1,240,000	-	1,240,000
Total intangible assets			$45,210,487	$4,685,034	$40,525,453

Amortization expense for the six months ended June 30, 2022 and 2021 was $4,784,521 and $1,016,000, respectively. Amortization expense for the three months ended June 30, 2022 and 2021 was $3,268,451 and $603,270, respectively.

The estimated future amortization of intangibles subject to amortization as of June 30, 2022 was as follows:

Amount
2022 (excludes amortization through June 30, 2022)	$5,044,043
2023	10,088,090
2024	10,038,090
2025	9,776,661
2026	9,353,804
Thereafter	27,200,243
Total	$71,500,930

The changes in the carrying amount of goodwill for the six months ended June 30, 2022, consisted of the following:

Amount
Balance, January 1, 2021	$5,983,852
Impairment	(591,729)
Acquisition of Lomotif Private Limited	116,188,021
December 31, 2021	121,580,144
Impairment	(453,449)
Acquisition of AdRizer	17,039,788
Balance, June 30, 2022	$138,166,483

The Company recorded an impairment charge of $453,449 at June 30, 2022 related to our Pirasta, LLC and Uber Mom, LLC businesses resulting from the Company no longer allocating resources to the businesses.

Note 11 — Debt

As of June 30, 2022 and December 31, 2021, debt consisted of the following:

	June 30, 2022	December 31, 2021

Notes payable	$-	$27,644
Notes payable – related parties	221,758	235,107
Convertible notes payable	112,990,000	113,000,000
Convertible notes payable of Lomotif Private Limited	-	150,000
Convertible notes payable of Lomotif Private Limited – related parties	2,500,000	2,500,000
Debt issuance costs	(34,290,981)	(68,925,172)
Total Debt	$81,420,777	$46,987,579

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

The July 2021 Note, as amended carries interest at 6.0% per annum and is payable quarterly. The July 2021 Note originally matured on July 22, 2022. The July 2021 Note contains a voluntary conversion mechanism whereby the noteholder may convert at any time after the Initial Convertibility Date (as defined in the July 2021 Note), in whole or in part, the outstanding principal and interest under the July 2021 Note into shares of Common Stock of the Company at a conversion price of $4.00 per share. The July 2021 Note is guaranteed by the Company’s subsidiaries and certain other guarantors and is a senior secured obligation of the Company and its subsidiaries. The July 2021 Note contains customary events of default. If an event of default occurs, interest under the July 2021 Note will accrue at a rate of eighteen percent (18%) per annum and the outstanding principal amount of the July 2021 Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the July 2021 Note will become, at the noteholder’s election, immediately due and payable in cash. Upon completion of a Change of Control (as defined in the July 2021 Note), the July 2021 Note holder may require the Company to purchase any outstanding portion of the July 2021 Note in cash at a price in accordance with the terms of the July 2021 Note.

Palladium Capital Group, LLC. acted as placement agent for the July 2021 Offering. The placement agent received $9,000,000 of which $1,000,000 was cash compensation and $8,000,000 was deferred cash compensation (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Company has paid $4,000,000 of the deferred cash compensation and $4,000,000 remains outstanding in accounts payable as of June 30, 2022.

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

The scheduled maturities of the debt for the next five years as of June 30, 2022, are as follows:

Amount
2022	$33,112,835
2023	82,612,272
2024	-
2025	-
2026	-
115,725,107
Less:debt discount	(34,304,330)
$81,420,777

Note 12 — Warrant Liability

For the six months ended June 30, 2022, the Company issued warrants to purchase shares of the Company’s common stock related to the Warrant Exercise Agreement dated December 20, 2021, with a warrant holder, in which the Company agreed to issue 225% of the number of Exercised Warrant Shares at an exercise price of $3.265 to the warrant holder for every warrant the warrant holder exercised from the period commencing December 20, 2021 and ending on February 28, 2022. In conjunction with this agreement (“December 2021 Warrants”), the warrant holder exercised 98,324,692 warrants in the first six months of 2022 which generated $101,081,926 in gross proceeds to the Company. The warrant holder exercised 61,430,123 warrants during the three months ended June 30, 2022 which did not generate proceeds to the Company. In conjunction with the agreement, the Company issued 83,012,781 warrants to the holder and 6,641,022 to the placement agent for the agreement. The warrants have an exercise price of $3.265, a five year term, and provide registration rights to the holder along with other terms that cause the warrants to be accounted for as a liability in accordance with ASC 480 (Liabilities). The initial fair value of the warrants issued during the six months ended June 30, 2022 was $243,681,478.

Under the May 2022 Warrant Exchange Agreement, dated May 12, 2022, the Company entered into an agreement with the holder of the Company’s July 2021 Notes warrants for the purchase of the Company’s common stock for $4.527 issued on November 10, 2021 (the “November 2021 Warrants”) and the Company’s warrants for the purchase of the Company’s common stock for $3.2653 issued on December 20, 2021 whereby the Company and the holder agreed the holder could exchange its warrants for the Company’s common shares. The exchange ratio agreed to is for each November 2021 Warrant exchanged the holder would receive 77% of a share of the Company’s common stock, and for each December 2021 Warrant exchanged the holder would receive 81% of a share of the Company’s common stock. The holder is entitled to exchange its November 2021 Warrants and its December 2021 Warrants under the agreement from May 12, 2022 until the sixtieth (60th) day immediately following the date on which the Company’s receives approval from its stockholders for the increase of its authorized common shares from 250,000,000 to 750,000,000 (the “Shareholder Approval Date”). On May 13, 2022, the Company filed a preliminary proxy statement for a Special Meeting of Stockholder’s to, among other things, seek the approval from its stockholders for such proposed increase of its authorized common shares.

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

Pursuant to the Warrant Exercise Agreement dated May 12, 2022, no shares issued or issuable with respect to the Outstanding Warrants shall in the aggregate exceed 37,591,713 shares of Common Stock (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the Common Stock occurring after May 12, 2022).

On May 19, 2022, the holder exchanged 500,000 November 2021 Warrants for 385,000 shares of the Company’s common stock, 12,000,000 September 2021 Warrants for 6,000,000 shares and 18,090,123 December 2021 Warrants for 14,653,000 shares of the Company’s common stock. On May 12, 2022, the holder exchanged 27,840,000 December 2021 Warrants for 22,550,400 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercises.

On July 5, 2022, the Holder submitted Alternate Exercise Notices to the Company with respect to (i) 14,500,000 exercise shares under the November Warrants, and (ii) 67,760,699 exercise shares under the December Warrants, for an aggregate payment equal to $33,886,612 (the “Warrant Payment”). On July 6, 2022, the Company made the Warrant Payment, in cash, to the Holder pursuant to the Alternate Exercise Notices and, as a result, a total of 82,260,699 warrants held by the Holder were canceled.

				For the 3 months ended June 30, 2022
Series	Exercise Price*	Initial Grants	As of April 1, 2022	Exercises	Remaining
June	$3.3000	29,893,175	115,800	-	115,800
September A	$9.0000	21,600,000	21,600,000	(15,000,000)	6,600,000
November	$4.5270	16,200,000	16,200,000	(500,000)	15,700,000
December	$3.2653	122,786,087	122,786,087	(45,930,123)	76,855,964
		190,479,262	160,701,887	(61,430,123)	99,271,764

				For the 6 months ended June 30, 2022
Series	Exercise Price*	Initial Grants	As of Jan. 1, 2022	Exercises	Remaining
June	$3.3000	29,893,175	20,386,206	(20,270,406)	115,800
July	$2.6550	35,313,352	16,624,163	(16,624,163)	-
September A	$9.0000	21,600,000	21,600,000	(15,000,000)	6,600,000
November	$4.5270	16,200,000	16,200,000	(500,000)	15,700,000
December	$3.2653	122,786,087	122,786,087	(45,930,123)	76,855,964
		225,792,614	197,596,456	(98,324,692)	99,271,764

*	-	Based on Exercise Price as of the initial grant; the above disclosure discusses modifications under specific Warrant Exchange Agreements.

The Company’s outstanding warrants set forth below were valued using the Monte-Carlo simulation pricing model to calculate the June 30, 2022 fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; June 4, 2021	0.00%	118.40%	3.00%	2.9 years
Hudson Bay Series A Warrant; September 1, 2021	0.00%	118.40%	3.00%	2.7 years
Palladium Capital Group Series A Warrant; September 1, 2021	0.00%	118.40%	3.01%	2.7 years
Hudson Bay Warrant; November 10, 2021	0.00%	118.40%	3.01%	3.6 years
Palladium Capital Warrant; November 10, 2021	0.00%	118.40%	3.01%	3.6 years
Hudson Bay Warrant; December 20, 2021	0.00%	118.40%	3.01%	3.6 years
Palladium Capital Warrant; December 20, 2021	0.00%	118.40%	3.01%	3.6 years

Note 13 — Related Party Transaction

Due to/from Related Parties as of June 30, 2022
ZASH Global Media	15,387,276
Other	28,860
Balance, June 30, 2022	$15,416,136

As of June 30, 2022, the Company has provided ZASH with cash advances of $15,387,276 for the purpose  of funding ZASH Global Media.

ZASH Global Media and Entertainment Corporation

As of June 30, 2022, Lomotif owed ZASH $2,500,000 in original principal amount under two promissory notes. In addition, ZASH owed the Company $18,451,250 in original principal amount under six promissory notes. Our Executive Chairman, Roderick Vanderbilt, co-founded ZASH on December 14, 2020, and previously served as the President of ZASH. He resigned from ZASH on January 5, 2021, and an amendment was filed with the Secretary of State of the State of Delaware. He has a pre-existing personal and business relationship with the current controlling shareholder of ZASH and ZVV manager, Theodore Farnsworth. On October 1, 2021, ZASH, ZVV, and AdRizer entered into a letter of intent (as amended, the “LOI”), which contemplated the acquisition by ZASH or ZVV of all of the outstanding equity interests of AdRizer. On February 11, 2022, the Company, ZASH and ZVV entered into an Assignment and Assumption Agreement whereby ZASH and ZVV assigned to the Company, and the Company assumed, all of the rights and obligations of ZASH and ZVV under the LOI, in consideration of a cash payment by the Company to ZASH of $6.75 million upon the closing of the acquisition, which occurred on February 11, 2022 (See Note 3- Acquisitions and Divestitures).

On June 29, 2022, the Company and ZVV entered into a Secured Promissory Note (the “Note”) in the original principal amount of $56,955,167 (eliminated in consolidation as a VIE), which original principal amount has previously been loaned by the Company to ZVV to support Lomotif and other ZVV business ventures and projects. Pursuant to the Note, ZVV can borrow up to an aggregate principal amount of $70,000,000 and will use the proceeds from loans drawn under the Note to support the business of Lomotif and other ZVV business ventures and projects. The Note becomes due and payable in full by ZVV on June 30, 2024, and carries interest at a rate per annum equal to five percent (5%).

In connection with the Note, on the Issue Date, the Company and ZVV entered into that certain Security and Pledge Agreement (the “Security Agreement”). Pursuant to the Security Agreement and to provide security for ZVV’s repayment of all loans under the Note, ZVV granted, among other things, a second priority security interest and lien upon all of ZVV’s property to the Company.

Magnifi U, Inc.

On October 12, 2021, ZVV entered into a promissory note (the “Magnifi U Note”) with Magnifi U, pursuant to which ZVV loaned Magnifi U $1,500,000. The Magnifi U Note bears interest at 3% annually and Magnifi U is obligated to pay the full amount of principal and interest in one balloon payment on October 12, 2023. Our director, Vinco employee, and member of the board of managers of ZVV, Lisa King, is the founder of Magnifi U and serves as its chief executive officer. ZASH has an 8% ownership interest in Magnifi U resulting from its equity investment of $2,411,140 in Magnifi U, with an obligation to fund a total of $5,000,000 for a total of 15% equity.

As of June 30, 2022, Lisa King had one member of her extended family working at Magnifi U with an annual salary in excess of $100,000, and Ted Farnsworth had one member of his extended family working at Vinco Ventures and/or ZASH with an annual salary in excess of $100,000.

PZAJ Holdings LLC

As of June 30, 2022, Ted Farnsworth held the position of Initial Chairman of the Board of Managers at PZAJ Holdings, LLC.

Brian Hart

Prior to appointment as a member of Board of Directors of the Company, Mr. Hart previously provided consulting services to the Company earlier in 2022 pursuant to which he received $90,000 in compensation pursuant to which he has been paid in full before September 27, 2022. Mr. Hart is no longer providing consulting services to the Company as of that date and will not provide any such services so long as he serves as director of the Company.

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

Total rent expense for the six months ended June 30, 2022 and 2021 was $365,066 and $59,277, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations. As of June 30, 2022, the Company had operating lease liabilities of $640,391 and right of use assets for operating leases of $629,521. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

Supplemental balance sheet information related to leases are as follows:

June 30, 2022
Operating leases - ROU assets	$629,521

Operating lease liabilities (current)	203,022
Operating lease liabilities (noncurrent)	437,369
Total operating lease liabilities	$640,391

Future minimum lease payments under operating leases as of June 30, 2022, are as follows:

Operating Lease
2022 (Jul-Dec)	$119,547
2023	201,121
2024	136,050
2025	120,453
2026	126,475
Thereafter	10,582
Undiscounted Cash Flows	714,228
Less: Implied Interest	(73,837)
Total operating lease liabilities	$640,391

As of June 30, 2022, the weighted-average remaining lease term for operating leases is 33.46 months, or 2.79 years.

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

Note 15 — Stockholders’ Equity

Common Stock

For the period ending June 30, 2022, the Company reported it was authorized to issue 250,000,000 shares of common stock. As of June 30, 2022 and December 31, 2021, there were 233,140,993 and 150,118,024 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2022, warrant shares of 98,324,692 were exercised and the Company received proceeds of $101,081,926. During the three months ended June 30, 2022, warrant shares of 61,430,123 were exercised and did not receive any proceeds.

On October 14, 2022, the Company filed an amendment to its Articles of Incorporation to reallocate its previously authorized 250 million shares of stock as 245 million shares of Common Stock and 5 million shares of Preferred Stock, which Preferred Stock may be issued upon the subsequent filing with the Nevada Secretary of State of one or more certificates of designation for series of preferred stock. It subsequently amended the filing to be 249 million shares of Common Stock and 1 million shares of Preferred Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, with the par value to be established upon issuance.

Stock-Based Compensation

On September 4, 2021, the Company’s board of directors approved the Vinco Ventures, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 9,000,000 (3,267,040 remaining as of June 30, 2022) shares of Common Stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the 2021 Plan can be in the form of stock options, restricted stock units, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Common Stock on the date of grant.

The following table summarizes stock option awards outstanding as of June 30, 2022:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2021	80,000	$7.01	1.4	-
Granted	-	$-	-	-
Forfeited	80,000	$-	-	-
Balance, June 30, 2022	-	$-	-	-
Exercisable, June 30, 2022	-	$-	-	-

As of June 30, 2022, there were no unvested options to purchase shares of the Common Stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

Lomotif has a stock option plan for their employees. The 2021 Equity Incentive Plan is intended to help Lomotif to secure and retain qualified resources. The Plan has 465,827 reserved shares.

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2022 and 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive. The potential dilution from common stock equivalents is computed using the treasury stock method based on the average market value of our common stock during the period.

For the period three months ending June 30, 2022, due to a reported net gain of $145,928,165, the calculation of our diluted weighted-average common shares outstanding includes all common stock equivalents as the effect would be dilutive. For the period six months ending June 30, 2022, due to a reported net loss of $227,019,793, the calculation of our diluted weighted-average common shares outstanding excludes all common stock equivalents as the effect would be anti-dilutive.

	As of
	June 30, 2022	December 31, 2021
Shares reserved in exchange for the cancellation of certain non-voting membership interest in EVNT Platform, LLC	-	4,000,000
Options	-	80,000
Convertible shares under notes payable	28,671,213	28,274,454
Warrants	99,271,764	107,942,653
Total	127,942,977	140,297,107

Note 16 —Customer Concentrations

For the six months ended June 30, 2022 and 2021 the following customers that represented more than 10% of total net revenues:

	For the six months ended June 30,
	2022	2021
Customer:
Customer A	*	11%
Customer B	38%	*
Customer C	33%	*
Customer D	25%	*

●	Under 10%

For the six months ended June 30, 2022 and 2021, the following geographical regions represented more than 10% of total net revenues:

	For the Six Months ended June 30,
	2022	2021
Region:
North America	100%	100%

Note 17 — Subsequent Events

July 6, 2022 Alternative Exercise of Hudson Bay Warrants and Cash Payment and Postponement of Annual Meeting

On June 30, 2022, the Company postponed its special stockholder meeting from July 1, 2022 to July 26, 2022 which was subsequently postponed again to August 23, 2022 and then postponed indefinitely. This meeting was to be held to approve various proposals including amending the Company’s Amended and Restated Articles of Incorporation to increase the number of its authorized shares of common stock from 250,000,000 to 750,000,000. The postponement of the meeting triggered an alternative exercise notice clause in the Company’s November and December 2021 warrants, as amended, which allows the holder to put the warrants back to the Company in exchange for cash payments of $0.65 and $0.36 per warrant for the November and December 2021 warrants, respectively. The Holder exercised this provision in July 2022 resulting in a cash payment of $33,886,612 and cancelation of 82,260,699 warrants. Additionally, per the terms of the amended July 2021 convertible note the Company made a cash payment of $33,000,000.

On August 18, 2022, the Company entered into a Purchase Agreement, in which it agreed to repurchase $55,000,000 of the principal amount of the note then outstanding for $65,000,000. The Company was permitted to release up to $70,000,000 from Restricted Cash, provided that $65,000,000 of the amount was wired directly from the Control Account to the Holder of the note as payment.

Business Changes

On July 22, 2022, the Company entered into one of two anticipate software license agreements with its strategic partner, AI-Pros Inc. (“AI-Pros”). The license provides Vinco the right to use AI-Pros’ tools and technologies, which could allow Vinco to participate in a social media platform that it believes can significantly enhance its position in the digital advertising markets.

The Company is in the process of terminating the software licensing agreements with AI-Pros.

Litigation and Management Changes

On August 5, 2022, Vinco Ventures, Inc. was subject to a Temporary Restraining Order (“TRO”) filed in the State of Nevada. The TRO outlined various management disputes between existing members of the Board of Directors and members of executive management. On September 28, 2022, the Company entered into a settlement agreement (the “Agreement”) with respect to the litigation entitled “Vinco Ventures, Inc. v. Theodore Farnsworth, Lisa King, Roderick Vanderbilt and Erik Noble” in the Eight Judicial District Court located in Clark County, Nevada. The Agreement set forth the following, among other things (a) Ross Miller is the interim sole CEO and shall run the Company under the oversight of the Company’s Board of Directors, with Lisa King and Rod Vanderbilt remaining as directors, (b) John Colucci, former Co-CEO and Phillip Jones, former CFO, both resigned effective immediately as officers and director (in the case of Colucci) of the Company, (c) Michael Distasio and Elliot Goldstein resigned effective immediately as Directors of the Company, (e) John Colucci received three month’s severance and Phillip Jones received four month’s severance, in addition to any accrued and unpaid payroll, (f) The Company shall pay six months’ worth of COBRA payments for Jones, (g) All directors are to be paid all director fees due to the date of severance, (h) Elliot Goldstein is to be paid $100,000 in lieu to any matters related to his stock options and RSUs, (i) All outgoing directors and officers entered into three year noncompete agreements with the Company, and (j) All parties entered into mutual releases with the Company.

On October 26, 2022, the Company entered into an engagement agreement with Ankura Consulting Group for interim CFO services, with Brendan Bosack, one of its principals, named as Interim CFO of the Company. The agreement calls for services to be rendered at $900 per hour up to $30,000 per week. The agreement is for an indefinite term and cancellable by either party.

Effective December 12, 2022, the Board of Directors of the Company unanimously approved the following:

●	Ross Miller no longer as interim Chief Executive Officer of the Company, and Gabe Hunterton no longer as interim President of the Company
●	Appointment of its Chairman, Rod Vanderbilt, as Executive Chairman as replacement for Mr. Miller and Mr. Hunterton

From the date of court appointment, August 19, 2022 through December 12, 2022, executive compensation paid to Ross Miller, interim Chief Executive Officer totaled $210,000; executive compensation paid to Gabe Hunterton totaled $135,000, and disbursements totaling $163,525 were made to advisors to Ross Miller.

Impairment Charges

Subsequent to June 30, 2022, the Company determined that a triggering event had occurred due various management disputes between existing members of the Board of Directors and members of executive management and the receipt of an Alternative Exercise from Hudson Bay, and Amendment to the July 2021 Note. Taken in conjunction with the resulting Going Concern, the Company abandoned its product business. Our consumer products business was led by Edison Nation. Edison Nation had a number of internally developed brands (“EN Brands”). These EN Brands included Cloud B, Pirasta, Uber Mom, Lily and Grey, Trillion Trees, and Barkley Lane. We impaired the related intangible assets in the third quarter, which included customer relationships, developed technology, membership network and trademarks of $3,747,349 (net of amortization) and goodwill of $4,938,674 associated with this business.

In addition, with the spinoff of Cryptyde, there was a change in how the Company planned to utilize the EVNT platform from its acquisition. Management made the determination that it was no longer interested in continuing to operate and profit from E-NFT. The developed technology intangible asset for the EVNT platform of $6,607,989 (net of amortization) was fully impaired at September 30, 2022.

Further we performed a quantitative impairment test for both the remaining goodwill and intangible assets of the remaining business, Lomotif and AdRizer and recorded an estimated impairment charge of $96,901,960 and $16,546,760 respectively in the third quarter.

ZASH Global Media Equity Transaction

On December 19, 2022, the Vinco Ventures, Inc. entered into a material definitive agreement to complete the purchase of the membership interests (“Membership Interests”) in ZVV Media Partners from ZASH Global Media. The purchase price shall be (a) 10 shares of Vinco Ventures, Inc.’s Series B Preferred Stock (which shall be convertible into 144 million common shares of ZVV Media Partners, for which issuance will be subject to Nasdaq rules) and for which a Certificate of Designation was to be filed in the State of Nevada before December 21, 2022 (and will be issued in the near future), was subject to approval of both ZVV Media Partners and ZASH Global Media and compliance with all Nasdaq and SEC compliance (“Purchase Equity”), and (b) the deemed satisfaction of all outstanding indebtedness and other obligations owing from ZASH Global Media to ZVV Media Partners or the ZVV Media Partners, including, without limitation, pursuant to (i) the Promissory Note issued by ZASH Global Media to ZVV Media Partners dated February 18, 2021 in the original principal amount of $5,000,000, and (ii) the Secured Promissory Note issued by ZASH Global Media to Vinco Ventures, Inc. dated June 29, 2022 in the original principal amount of $56,955,168. Vinco Ventures, Inc. shall issue the Purchase Equity to ZASH Global Media at the Closing (as defined herein) or such later time as agreed by the Parties in writing.

Nasdaq

On August 26, 2022, the Company filed a Current Report on Form 8-K in which it disclosed that it had received notification from Nasdaq that required the Company to submit to Nasdaq, on or before October 17, 2022, a Plan of Compliance with regard to the filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2022. The Plan of Compliance was submitted as of October 17, 2022. This 10-Q and the subsequent third quarter 10-Q satisfy the Plan.

As a result of a delinquency notice received with respect to the Company’s as yet filed 10-Q for the quarter ended June 30, 2022, the Company submitted a plan of compliance to file the second quarter 10-Q and the third quarter 10-Q no later than February 13, 2023. The Company submitted an update to this plan of compliance to Nasdaq confirming the above referenced timetable. The Company was unable to file the Form 10-Q for period ending September 30, 2022 by February 13, 2023.

On November 17, 2022, the Company received a notice (the “November Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (“Rule 5250”) as a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Form 10-Q”) with the United States SEC in a timely manner, which deadline was November 14, 2022. Rule 5250 requires listed companies to timely file all required periodic reports with the SEC.

On December 1, 2022, the Company received a notice (“December Notice”) from the Listing Qualifications Department of Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5550(a)(2) (“Rule 5550”) as a result of requiring listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, Rule 5550 also provides the Company a compliance period of 180 calendar days in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and this matter will be closed.

On February 14, 2023, the Company received a Staff Determination letter (the “Letter”) from Nasdaq. The Letter states that on August 19 and November 17, 2022, Staff notified the Company that it did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) (the “Rule”) because it had not filed its Form 10-Q for the period ended June 30, 2022, and its Form 10-Q for the period ended September 30, 2022 (the “Delinquent Filings”). Staff granted the Company an exception until January 31, 2023, to regain compliance with the Rule. Subsequently, on January 26, 2023, the Company requested additional time to file the Delinquent Filings and Staff granted the Company an exception until February 13, 2023, to regain compliance with the Rule.

Upon further review, Staff determined that the Company did not meet the terms of the exception because it had not filed the Delinquent Filings by February 13, 2023. The Company will appeal Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The Company filed a hearing request and remitted the hearing filing fee prior to February 17, 2023.

Equity Changes

On October 14, 2022, the Company filed an amendment to its Articles of Incorporation to reallocate its previously authorized 250 million shares of stock as 245 million shares of Common Stock and 5 million shares of Preferred Stock, which Preferred Stock may be issued upon the subsequent filing with the Nevada Secretary of State of one or more certificates of designation for series of preferred stock. It subsequently amended the filing to be 249 million shares of Common Stock and 1 million shares of Preferred Stock.

Acquisition of National Enquirer

On February 6, 2023, the Company entered into a joint venture with ICON Publishing, LLC to acquire in cash the National Enquirer (both U.S. and U.K. editions), the National Examiner, and Globe under an Asset Purchase Agreement from magazine publisher a360 Media, LLC. The transaction includes the acquisition of all print and digital assets and owned intellectual property of the National Enquirer, National Examiner and Globe. The closing of the acquisition is subject to certain consents and customary conditions to closing as described in the Asset Purchase Agreement.

Securities Purchase Agreement

On February 5, 2023, the Company has entered into a Securities Purchase Agreement for the purchase of a $1,500,000 principal amount convertible note, a $10,000,000 principal amount convertible note and shares of Series A perpetual non-convertible preferred stock of the Company designated as Series A Preferred Stock, $0.001 par value. The $10,000,000 proceeds from the purchase of the $10,000,000 note shall be held in a DACA account and is redeemable by the investors when certain conditions are met, and the $1,500,000 note shall be convertible by the investors pursuant to the term set forth therein. The note shall be convertible into Company common stock at an initial conversion price of $0.7831, representing 110% of the closing price of the Common Stock on February 3, 2023. Each investor herein shall have $2 million of the $10 million note and $300,000 of the $1.5 million note (for each investor’s portion of both notes, convertible initially into 2,937,046 shares in the aggregate).

Each holder of outstanding share of Series A Preferred Stock will have the voting rights to vote together with the class of stockholders of Common Stock, as a single class, upon any matter submitted to the stockholders of Common Stock for a vote as of a record date established by the Board of Directors of the Company. For so long as any Series A shares remain issued and outstanding, the holders of each share shall have the right to vote, in an amount equal to one percent (1%) of the total voting power of then-outstanding shares of Common Stock of the Company entitled to vote in such class, calculated as provided herein.

The Company closed the transaction on February 10, 2023.

Exchange Agreement

On February 5, 2023, the Company entered into an Exchange Agreement with a Holder pursuant to which the Company and the Holder desire: (i) to exchange $250,000 aggregate principal amount of that certain convertible secured Note issued to the Holder on July 22, 2021 (the “July Note”) for an aggregate of 26,000,000 shares of Common Stock and (ii) to amend the July Note as set forth herein. On the Initial Closing Date, $105,000 aggregate principal amount of the July Note was exchanged into 10,800,000 shares of Common Stock and on the first (1st) trading day immediately following the date on which the Company amends its Articles of Incorporation to increase the authorized shares of the Company, $145,000 aggregate principal amount of the July Note shall be exchanged into 15,200,000 shares of Common Stock.

The Company and the Holder agreed that Section 2 of the July Note is amended and restated to be non interest bearing except if there is an event of default at which time the interest rate shall be 18%, and the minimum cash on deposit in the Control Account shall not be less than $3,000,000. The conversion price of the July Note was voluntarily and irrevocably reduced to $0.7831.

On February 10, 2022, the Holder released $4,000,000 from the Control Account to the Company. Up to another $3 million shall be released over future time periods if certain conditions are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Vinco Ventures is Focused on Digital Media, Advertising and Content Technologies

Vinco Ventures, formerly known as Edison Nation, Inc., Xspand Products Lab, Inc. and Idea Lab Products, Inc., is a Nevada corporation incorporated on July 18, 2017. In connection with the acquisition of an 80% equity interest in Lomotif by ZVV, our joint venture with ZASH in 2021, our recent acquisition of AdRizer which includes 50% of Mind Tank, our investments into entertainment and motion picture company PZAJ, and our strategic investments in the TMX and Magnifi U platforms, we are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to the creation of a content-centric ecosystem with an emphasis on innovation, content development and commercialization of print and digital media, advertising, and distribution platforms. Additionally, with a focus on profitability, future mergers and acquisitions will be considered if they enhance the full ecosystem, provide more exclusive content, and create unique experiences for our active users. We currently operate the platforms and businesses described below through our significant subsidiaries and consolidated variable interest entities:

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

The Lomotif app is available in the Apple and Google stores and is a grassroots social community with dedicated users spanning from Asia, South America, to the United States. As of the date of this Quarterly Report, Lomotif has not generated significant revenue and we are developing means to monetize the content creation and streaming capabilities of the Lomotif platform including our plan to leverage the AdRizer technologies to enable advertisers to more effectively engage with the Lomotif platform, content and its users.

As of June 30, 2022, there has been a downward trend in the number of monthly active users and daily active users of the Lomotif technology as a result of the following reasons:

●	Overall drop in MAU, DAU and creations is in part due to an update requirement by the Apple Appstore. The update has limited Lomotif’s music library. This muted much of the content.
●	Moderation of explicit content.
●	New Apple privacy features limit apps abilities to track users, which in turn may limit recommendations and ad revenue.
●	With a focus on bugs and fixes and to integrate advertising placement in the app and on the website, Lomotif did not introduce a steady stream of new features, thus potentially impacting Creation, and Retention metrics.
●	Some user acquisition tests did not yield the desired conversion rates from views to active users.

As of June 30,2022, there has been an upward trend in the Impressions and Reach across the Lomotif website ecosystem. This cross-platform strategy was implemented in order to test various types of content, promotions and advertising, and intended to mitigate the decline in advertising and revenue opportunities. We believe that in 2023, this trend will continue to increase traffic on Lomotif websites by leveraging the entire Lomotif social and website ecosystem. Lomotif measures active users on platform, as well as users on the Lomotif website, Lomotif promotional sites, views of live events, and views of original Lomotif content shared on other social sites. Key metrics include active users on platform, users on Lomotif sites, site visits, content views, reach and impressions. AdRizer is anticipated to generate advertising revenue through ad placements in the Lomotif app and on Lomotif websites based on traffic, views, and impressions.

●	End-to-End Fully Integrated Programmatic Advertising Platform

AdRizer and the Cortex Platform – Our wholly-owned subsidiary AdRizer provides technology solutions to automate the use of artificial intelligence for digital advertising analytics and programmatic media buying through its core platform, Cortex. Cortex provides real-time analytics for marketing spend and revenue optimization and delivers ad- campaign creation, optimization and monetization at scale. Cortex integrates with various traffic partners, including Google, MSN, Instagram, Facebook, Twitter, and others, and is able to deliver real-time attribution against a wide range of advertiser and publisher metrics such as revenue by source, author, article, and conversion event. AdRizer targets advertisers, advertising agencies, publishers and other advertising technology companies as its audience for the Cortex platform offerings.

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

Honey Badger - Our wholly-owned subsidiary Honey Badger offers a full-service digital commerce strategies solution focused on brand specific messaging and designing comprehensive digital campaigns from creation to monetization for celebrities and influencers. As a digital commerce company, Honey Badger leverages influencer relationships and followers in their network to grow advertiser-based revenue as well as Vinco’s brands and holdings. Honey Badger generates revenue from providing digital marketing services for brands and influencers.

Corporate Strategy

We are transitioning from focusing on innovation, development and commercialization of end-to-end consumer products to the creation of a content-centric ecosystem with an emphasis on innovation, content development and commercialization of print and digital media, advertising, and distribution platforms. Additionally, with a focus on profitability, future mergers and acquisitions will be considered if they enhance the full ecosystem, provide more exclusive content, and create unique experiences for our active users. The right content enables brands to rapidly communicate key messages, improving the asset’s ability to capture the attention of target audiences. Video and digital content is also a ready-made resource for users who consume content on mobile devices. Additionally, video generates a much larger number of shares than long-form content, text, or image posts. By investing in Lomotif, our short-form video sharing and social media platform, AdRizer and MindTank, related growth initiatives and investments such as PZAJ, TMX and Magnifi U, we are aiming to grow into an integrated robust social media, content development and digital advertising company, with millions of users around the world.

In February 2022 we acquired AdRizer. We continue to integrate AdRizer’s Cortex   technologies with the Lomotif platform and content to optimize revenue generation opportunities. We have also invested in activities to generate content for the Lomotif platform and to expand its user base and engagement such as launching LoMoTV, hosting and live streaming concerts and celebrity events. We expect to further this effort by continuing to invest in acquisitions, joint ventures, and growing our own capacity to create and distribute content. For example, we expect that future joint ventures, licensing, loan financing or other arrangements with ZASH and PZAJ Holdings, LLC will generate entertainment content that we plan to distribute through the Lomotif platform, among other distribution channels.

In connection with our transition, we have completed the process of spinning off Cryptyde.

Recent Developments

The following is a description of recent events regarding important developments which we believe are important to an understanding of our business, financial position and results of operations.

Acquisition of AdRizer

On October 1, 2021, ZVV and ZASH and AdRizer entered into a Letter of Intent (as amended, “LOI”) for ZASH or ZVV to acquire all the outstanding equity interests of AdRizer.

On February 11, 2022, Vinco Ventures, ZASH and ZVV entered into an Assignment and Assumption Agreement, whereby ZASH and ZVV assigned to Vinco Ventures, and Vinco Ventures assumed, all of the rights and obligations of ZASH and ZVV under the LOI, in consideration of a cash payment by Vinco Ventures to ZASH of $6.75 million upon the closing of the acquisition.

On February 11, 2022, Vinco Ventures, AdRizer, the members of AdRizer and the holders of performance units (“Performance Units”) of AdRizer under its phantom equity plan (collectively, “Seller Members”), and Innovative Assets LLC, in its capacity as the sellers’ representative, entered into and consummated the transactions contemplated by a definitive Unit Purchase Agreement (“AdRizer Purchase Agreement”), whereby the Company acquired all of the outstanding equity interests of AdRizer (“Purchased Interests”) from the Seller Members and canceled the Performance Units, resulting in AdRizer becoming a wholly-owned subsidiary of the Company. The purchase price paid and payable to the Seller Members for the Purchased Interests and in consideration of the cancellation of the Performance Units consists of (i) $38 million in cash paid at closing, of which $10 million was deposited in an escrow account to secure the Seller Members’ indemnification obligations under the AdRizer Purchase Agreement, subject to customary post-closing adjustments for working capital and other items, and (ii) up to 10 million shares of the Company’s common stock to be issued on January 1, 2024 (“Buyer Share Issuance Date”), determined by dividing $50 million by the volume weighted average price of the Company’s common stock reported by Bloomberg LP for the 20 trading days preceding such date, subject to a floor price of $5.00 and maximum price of $8.00 per share (“Purchase Price Equity”). Pursuant to the AdRizer Purchase Agreement, the Company has agreed to file a resale registration statement on form S-1 or S-3 no later than 90 days prior to the Buyer Share Issuance Date if permitted by the SEC, and otherwise no later than 5 business days after the Buyer Share Issuance Date, to register the resale of the Purchase Price Equity and to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable after filing. In addition, the Company has agreed to furnish AdRizer with working capital in the amount of $1 million by each 3-month anniversary of the closing date until the Company has furnished AdRizer with a total of $5 million in working capital.

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

Spin-Off of Cryptyde, Inc.

On November 8, 2021, our subsidiary Cryptyde initially filed, and on January 25, 2022, March 18, 2022 and May 13, 2022 amended, a Form 10 registration statement with the SEC (“Form 10”) in connection with our planned spin-off of Cryptyde, subject to certain conditions as described in the registration statement, including the effectiveness of the registration statement, receipt of an opinion of counsel to the effect that, among other things, the spin-off and related transactions should qualify as tax-free for United States federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code, and Nasdaq having approved the listing of Cryptyde’s common stock. Cryptyde holds our packaging, Bitcoin mining services, and Web3 (decentralized internet) products businesses.

On May 16, 2022, the Form 10 was declared effective. The record date for the spin-off was May 18, 2022. Effective June 29, 2022, Cryptyde separated from the Company and the distribution of its common stock was completed. Upon completion of the spin-off, Cryptyde became an independent, publicly traded company (NasdaqCM: TYDE). The distribution was made in the amount of one share of Cryptyde common stock for every ten shares of our common stock owned by our stockholders at the close of business on the Record Date.

Also, in connection with the spinoff, we entered into definitive agreements with Cryptyde that, among other things, set forth the terms and conditions of the separation and distribution. The agreements set forth the principles and actions taken or to be taken in connection with the separation and the distribution and provide a framework for our relationship with Cryptyde from and after the separation and the distribution. The agreements include a Separation and Distribution Agreement and a Tax Matters Agreement.

The results of our Cryptyde businesses have been reflected as discontinued operations in the current year period through the date of the spinoff and in the prior year period.

Closing of Cryptyde Financing

On January 26, 2022, Cryptyde entered into a Securities Purchase Agreement (“Note Securities Purchase Agreement”) with an accredited investor (“Note Investor”) for the issuance of a (i) 1,500,000 shares of Cryptyde Common Stock, and (ii) a warrant to purchase up to 1,500,000 shares of Cryptyde Common Stock with an exercise price of $8.00 per share of Cryptyde Common Stock. In addition, Cryptyde issued a warrant to the placement agent to purchase up to 240,000 shares of Cryptyde Common Stock with an initial exercise price of $8.00 per share of Cryptyde Common Stock. The transaction closed on May 20, 2022. The consideration paid to Cryptyde was $12,000,000 and was reflected as an increase in noncontrolling interest of the Company’s consolidated financial statements.

On June 29, 2022, Vinco Ventures, Inc. distributed 100% of the shares of Cryptyde’s common stock held by Vinco to holders of shares of Vinco common stock, subject to certain conditions. On the Distribution Date, each holder of Vinco common stock received one share of Cryptyde common stock for every ten shares of Vinco common stock held at the close of business on the Record Date.

Love is Blurred, LLC

The purpose of Love is Blurred, LLC (“LIB LLC”) was to produce audiovisual content for ZASH’s business. Consistent with this purpose, the LIB LLC held the rights to “Love Is Blurred,” a TV reality show in production to be distributed via cable television syndication while also streaming exclusively on Lomotif. No related revenue streams to date as the production is still in development.

The LIB LLC assets consist principally of a single film production asset. Because the LIB LLC is not a business, the acquisition has been accounted for as an asset.

The purchase price was $1,250,000 by which the Company paid ZASH the $1,250,000 purchase price by reducing the outstanding balance on a loan between the Company and ZASH. The acquisition closed on June 21, 2022.

Amendment to the July 2021 Note

On March 9, 2022, the Company, Cryptyde and the noteholder of the Senior Secured Convertible Note issued by the Company on July 22, 2021 (“July 2021 Note”) entered into an Amendment Agreement (“Amendment Agreement”) whereby the parties agreed to, among other things: (i) amend certain provisions of the July 2021 Note to (a) convert $10,000 of the principal amount of the July 2021 Note at a conversion price of $0.01 into shares of the Company’s common stock, (b) extend the maturity date under the July 2021 Note to July 22, 2023, (c) increase the interest rate on the July 2021 Note from zero percent (0%) to six percent (6.0%), (d) reduce the maximum cap of the minimum cash in the control account from $100,000,000 to $80,000,000, and (e) require the Company to redeem $33,000,000 of the principal of the July 2021 Note, together with accrued and unpaid interest and accrued and unpaid late charges on such principal and interest, on July 22, 2022; (ii) to extend certain dates relating to (x) the Company’s registration of certain securities under the Warrant Exercise Agreements dated September 1, 2021, November 11, 2021 and December 20, 2021 to April 30, 2022, (y) the Company’s filing of a proxy statement to April 30, 2022 and (z) Company holding a stockholder meeting and obtaining a stockholder vote to June 4, 2022 or July 4, 2022 in the event that the Company receives comments from the SEC with respect to the proxy statement; and (iii) to waive any adjustments to convertible securities or options as a result of the Adjusted Conversion Price (as defined in the Amendment Agreement).

On April 29, 2022, the Company, Cryptyde and the Holder entered into a Second Amendment Agreement (“Second Amendment Agreement”) whereby the parties agreed to amend the First Amendment Agreement to replace the date of “April 30, 2022” in Section 7(m) of the First Amendment Agreement to “May 6, 2022.”

On May 6, 2022, the Company and the Holder entered into a Third Amendment Agreement (“Third Amendment Agreement”) whereby the parties agreed to amend the Second Amendment Agreement to replace the date of “May 6, 2022” in Section 7(m) of the Second Amendment Agreement to “May 11, 2022.”

Warrant Exercise and Issuance

For the six months ended June 30, 2022, the Company issued warrants to purchase shares of the Company’s common stock related to the Warrant Exercise Agreement dated December 20, 2021, with a warrant holder, in which the Company agreed to issue 225% of the number of Exercised Warrant Shares at an exercise price of $3.265 to the warrant holder for every warrant the warrant holder exercised from the period commencing December 20, 2021 and ending on February 28, 2022. In conjunction with this agreement, the warrant holder exercised 98,324,692 warrants in the first six months of 2022 which generated $101,081,926 in gross proceeds to the Company during the six months ended June 30, 2022. During the three months ended June 30, 2022, warrant shares of 61,430,123 were exercised and did not receive any proceeds.

In conjunction with the agreement, the Company issued 83,012,781 warrants to the holder and 6,641,022 to the placement agent for the agreement. The warrants have an exercise price of $3.265, a five year term, and provide registration rights to the holder along with other terms that cause the warrants to qualify for liability treatment. The initial fair value of the warrants issued during the six months ended June 30, 2022 was $243,681,478. (see Note 12 — Warrant Liability)

Exchange Agreement

On May 12, 2022, the Company entered into an agreement with the holder of the Company’s warrants for the purchase of the Company’s common stock for $4.527 issued on November 10, 2021 (“November 2021 Warrants”) and the Company’s warrants for the purchase of the Company’s common stock for $3.2653 issued on December 20, 2021 (“December 2021 Warrants”) whereby the Company and the holder agreed the holder could exchange its warrants for the Company’s common shares. The exchange ratio agreed to is for each November 2021 Warrant exchanged the holder would receive 77% of a share of the Company’s common stock, and for each December 2021 Warrant exchanged the holder would receive 81% of a share of the Company’s common stock. The holder is entitled to exchange its November 2021 Warrants and its December 2021 Warrants under the agreement from May 19, 2022 until the sixtieth (60th) day immediately following the date in which the Company’s receives approval from its stockholders for the increase in authorization of common shares from 250,000,000 to 750,000,000 (“Shareholder Approval Date”). On May 13, 2022, the Company filed a preliminary proxy statement for a Special Meeting of Stockholder’s to, among other things, seek the approval from its stockholders for this matter.

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

Pursuant to Section 7(n) of the Exchange Agreement, until October 9, 2022, the holder agreed to grant, free of charge, to the Company any reasonable and necessary waivers and extensions solely in connection with the Company’s obligations (i) to file an Initial Registration Statement pursuant to that certain Registration Rights Agreements between the Company and the holder dated as of November 11, 2021, as amended (“November 2021 RRA”), and that certain Registration Rights Agreements between the Company and the holder dated as of December 20, 2021, as amended (“December 2021 RRA” ), and (ii) to file a definitive proxy statement to approve the transactions contemplated by the November WEA and December WEA; provided, however, the holder shall retain the right to deliver an Alternate Exercise Notice (as defined in each of the November Warrant Exercise Agreement and December Warrant Exercise Agreement) to the Company as permitted pursuant to the terms thereof. The exchange agreement also requires the holder to continue to hold the common shares received under the exchange for a certain period of time.

On May 19, the holder exchanged 500,000 November 2021 Warrants for 385,000 shares of the Company’s common stock, 12,000,000 September 2021 Warrants for 6,000,000 shares and 18,090,123 December 2021 Warrants for 14,653,000 shares of the Company’s common stock. On May 126, 2022, the holder exchanged 27,840,000 December 2021 Warrants for 22,550,400 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercises.

Warrant Exercise Agreements

On May 12, 2022, the Company entered into warrant exercise agreement with two holders of the Company’s warrants for the purchase of the Company’s common stock for $9.00 per share issued on September 1, 2022 (“Series A September 2021 Warrants”) whereby the Company and the holders agreed to a cashless exercise whereby each holder would receive 0.50 of a share of the Company’s common stock for each Series A September 2021 Warrant that is exercised by the holder. On May 19, 2022 the holders exchanged 15,000,000 Series A September 2021 Warrants for 7,500,000 shares of the Company’s common stock. The Company did not receive any proceeds from the cashless exercise.

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

Letter Agreement

Pursuant to that certain Warrant Exercise Agreement (as amended, “September WEA”) dated as of September 1, 2021 between the Company and an accredited investor (“Holder”), the Company sold warrants to the Holder representing the right to acquire shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an initial exercise price of $9.00 per share, subject to adjustments as set forth in the September WEA (“Series A September 2021 Warrants”) and (ii) on May 12, 2022, the Company and the Holder entered into that certain Warrant Exercise Agreement (“May WEA”) whereby the parties, among other things, adjusted the Holder’s exercise price of its Series A September 2021 Warrant and eliminated certain provisions of the Series A September 2021 Warrants as an offer to all of the Series A September 2021 Warrants inducement to fully exercise its Series A September 2021 Warrant on a cashless basis on May 19, 2022.

On May 18, 2022, the Company and the holder entered into that certain Letter Agreement (“Letter Agreement”) whereby the parties further amended the Series A September A Warrants to require that that Company only needs to maintain the Required Reserve Amount (as defined in the Series A September Warrants) on and after the Shareholder Approval Date (as defined in the May WEA).

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation, financial instruments, liabilities associated with the Company’s outstanding warrants, business combinations, and asset acquisitions. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no changes in such policies or the application of such policies during the six months ended June 30, 2022 except as follows:

Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2022. As a result of the acquisition of Adrizer, the Company added a new revenue stream, Digital Media Advertising and Licensing, to its Revenue Recognition policy. Additionally, as a result of the Company’s interest in Love is Blurred, the Company has recorded Film and Television Production assets in accordance with Topic 926. As a result of these changes in the first six months of 2022, new Investments have been recognized. The details for each of these topics are as follows:

Revenue Recognition

The Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606 as disclosed in the Company’s Annual Report on Form 10-K. Additional clarification on the Company’s Digital Media Advertising and Licensing revenue recognition policy is provided below.

Digital Media Advertising and Licensing

The Company’s digital media advertising revenues are generated primarily from the posting of original digital content through third-party online platforms which are then delivered to users of the online platform across the customer’s digital advertising platform and becomes monetizable to the Company, which the Company concludes is its performance obligation. The Company recognizes revenue when control of the services are transferred to customers and the transaction price is determined by the third-party online platform. Revenue from the digital media platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. For impressions-based digital advertising, revenues are recognized as impressions are delivered over the term of the arrangement, while revenue from non-impressions-based digital advertising is recognized over the period that the advertisements are displayed. Such amounts are recognized net of agency commissions and provisions for estimated sales incentives, including rebates, rate adjustments or discounts.

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

Identification of a Customer and Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. When the intermediary or agent is determined to be the Company’s customer, the Company records revenue based on the amount it expects to receive from the agent or intermediary.

In other circumstances, the determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of the arrangement. The Company serves as the principal in transactions in which it controls the goods or services prior to being transferred to the ultimate customer.

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

Film and Television Productions

The Company accounts for the film and television productions in accordance with Topic 926, Entertainment – Films. Production costs qualifying for capitalization, are recorded as film and television productions on the consolidated balance sheet and amortized using forecast methods that match amortization to estimated revenue. Currently all productions are actively under development and, as such, amortization has not commenced.

Investments

Investments in equity securities (excluding equity method investments) with readily determinable fair values are accounted for at fair value. For investments in equity securities without readily determinable fair values, the Company elects the measurement alternative permitted under GAAP to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Investments in which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are equity method investments. Significant influence typically exists if the Company has a 20% to 50% ownership interest in a venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company applies the cumulative earnings approach for determining the cash flow presentation of cash distributions received from equity method investees. Distributions received are included in the consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed the Company’s portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Results of Operations

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

The following tables set forth information comparing the components of net income (loss) for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Revenues
Total revenue, net	10,365,300	685,117	9,680,183	1412.92%

Cost of revenues
Total costs of revenue	10,946,367	316,900	10,629,467	3354.20%
Gross profit	(581,066)	368,217	(949,283)	-257.81%

Operating expenses:
Selling, general and administrative	30,739,339	5,410,233	25,329,106	468.17%
Impairment Expense	453,449	-	453,449	0.00%
Total Operating Expenses	31,192,788	5,410,233	25,782,555	476.55%
Operating loss	(31,773,855)	(5,042,016)	(26,731,839)	530.18%

Other income (expense):
Interest income (expense)	(16,107,800)	(2,650,306)	(13,457,494)	507.77%
Loss on issuance of warrants	-	(133,699,181)	133,699,181	-100.00%
Loss on inventory write down	(365,001)	-	(365,001)	-
Loss on investments	(1,641,521)	-	(1,641,521)	-
Change in fair value of warrant liability	173,059,037	(37,154,989)	210,214,026	-565.78%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	12,170,000	-	12,170,000	-
Other income (loss)	66,010	(353,645)	419,655	-118.67%
Total other income (expense)	167,180,725	(173,858,121)	341,038,846	-196.16%
Income (loss) before income taxes	135,406,870	(178,900,137)	314,307,007	-175.69%
Income tax expense	-	-	-	0.00%
Net income (loss)	$135,406,870	$(178,900,137)	$314,307,007	-175.69%
Net (loss) income attributable to noncontrolling interests	$(12,532,866)	$22,543	$(12,555,409)	-55695.38%
Net income (loss) attributable to Vinco Ventures, Inc. from continuing operations	$147,939,736	$(178,922,680)	$326,862,416	-182.68%
Net Loss from discontinued operations	(2,011,571)	(4,746,066)	2,734,495	-57.62%

Net income (loss) attributable to Vinco Ventures, Inc.	145,928,165	(183,668,746)	329,596,911	-179.45%

Revenue

For the three months ended June 30, 2022, revenues from continuing operations increased by $9,680,183 or 1412.92%, as compared to the three months ended June 30, 2021. The increase was due to the impact of the Company’s acquisition of AdRizer in February 2022, which generated $10,113,000 of revenue for the Company during the second quarter of 2022. AdRizer’s revenue consists of digital advertising sales and services to advertisers. Revenues of the Company’s Cryptyde subsidiary of approximately $3,758,000 were excluded from these amounts since the Company spun-off its ownership in Cryptyde on June 29, 2022.

Cost of Revenues

For the three months ended June 30, 2022, cost of revenues from continuing operations increased by $10,629,467 or 3354.20%, as compared to the three months ended June 30, 2021. The increase was due to the costs of traffic acquisition and content creation at AdRizer. Cost of revenues of the Company’s Cryptyde subsidiary of approximately $6,310,000 were excluded from these amounts since the Company spun-off its ownership in Cryptyde on June 29, 2022.

Gross Profit

For the three months ended June 30, 2022, gross profit decreased by $949,283, or -257.81%, as compared to the three months ended June 30, 2021. The decrease reflected the impact of the Company’s new business lines of digital media and advertising from AdRizer, traffic acquisition and content creation costs of which were higher than expected as that business recently began its operations as a wholly-owned subsidiary of the Company.

Operating Expenses

Selling, general and administrative costs

	For the Three Months Ended June 30,		Period over Period Change
Selling, general and administrative costs	2022	2021	$	%
Compensation, benefits and payroll taxes	$5,694,511	$1,399,572	4,294,939	306.9%
Depreciation and amortization	3,384,435	603,270	2,781,165	461.0%
Stock based compensation	1,040,882	1,306,267	(265,385)	-20.3%
Advertising, marketing and promotions	12,107,252	169,876	11,937,376	7027.1%
Legal, professional fees, and transaction costs	4,877,386	1,356,823	3,520,563	259.5%
Selling, general and administrative costs	4,441,923	574,424	3,867,499	673.3%
Total selling, general and administrative costs	31,546,389	5,410,232	26,136,157	483.1%

Selling, general and administrative costs (“SGA costs”) were $31,546,389 in the three months ending June 30, 2022 as compared to $5,410,232 in the three months ending June 30, 2021, an increase of $26,136,157. This large increase was due to a significant expansion of the Company’s activities requiring SGA costs as it transitioned into a digital media and entertainment company in 2022. In addition, the increase in SGA costs reflects the impact of costs associated with the Company’s newly acquired subsidiary AdRizer, which was acquired in February 2022. The largest increase was due to the increase in advertising, marketing and promotions cost during the second quarter of 2022, which included the costs the Company spent on its promotions and live-streaming of the Electronic Daisy Carnival music event in Las Vegas in May. In addition, the Company saw large increases in legal and professional fees and compensation costs in both periods as compared to the 2021 periods, as the overall size and scope of the business has increased significantly since 2021, primarily due to the additions of Lomotif and AdRizer since the 2021 periods.

Other Income (Expense)

	For the Three Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Other income (expense):
Interest income (expense)	(16,107,800)	(2,650,306)	(13,457,494)	507.8%
Loss on issuance of warrants	-	(133,699,181)	133,699,181	-100.0%
Loss on inventory write down	(365,001)	-	(365,001)	-
Loss on dissolution of investment	(1,641,521)	-	(1,641,521)	-
Change in fair value of warrant liability	173,059,037	(37,154,989)	210,214,026	-565.8%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	12,170,000	-	12,170,000	-
Other income (loss)	66,010	(353,645)	419,655	-118.7%
Total other income (expense)	167,180,725	(173,858,121)	341,038,846	-196.2%

Interest expense, net

Interest expense was approximately $16,108,000 for the three months ended June 30, 2022 versus approximately $2,650,000 during the three months ended June 30, 2021. The increase in interest expense was related to the amortization of financing fees of the convertible note issued to Hudson Bay Master Fund Ltd. (“Hudson Bay”) in July 2021.

Loss on issuances of warrants and change in fair value of warrant liability

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as such warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant is initially recorded at fair value on date of grant using the Monte-Carlo simulation pricing model and subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

For the three months ended June 30, 2022, the Company had no losses from issuance of warrants as compared to a loss of $133,699,181 during the three months ended June 30, 2021. A loss on issuance of warrants was recorded in the first quarter of 2022 only. For the six months ended June 30, 2022, the Company had a loss of $243,681,478 as compared to a loss of $208,855,715 during the six months ended June 30, 2021.

Net Loss

	For the Three Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Loss before income taxes	135,406,870	(178,900,137)	314,307,007	-175.7%
Income tax expense	-	-	-	-
Net income (loss)	135,406,870	(178,900,137)	314,307,007	-175.7%

Net (loss) income attributable to noncontrolling interests	(12,532,866)	22,543	(12,555,409)	-55695.4%
Net income (loss) attributable to Vinco Ventures, Inc. from continuing operations	147,939,736	(178,922,680)	326,862,416	-182.7%
Net Loss from discontinued operations	(2,011,571)	(4,746,066)	2,734,495	-57.6%

Net income (loss) attributable to Vinco Ventures, Inc.	145,928,165	(183,668,746)	329,596,911	-179.5%
Net income (loss) per share - Basic
Net income (loss) per share - Continuing operations	0.62	(9.39)	10.01	-106.6%
Net income (loss) per share - Noncontrolling interests	(0.06)	0.00	(0.06)	-4979.0%
Net loss per share – Vinco Ventures, Inc.	0.68	(9.39)	10.07	-107.3%
Net loss per share - Discontinued operations	(0.01)	(0.25)	0.24	-96.3%
Net loss per share	0.67	(9.64)	10.31	-107.0%
Net income (loss) per share - Diluted
Net income (loss) per share - Continuing operations	0.56	(9.39)	9.95	-105.9%
Net income (loss) per share - Noncontrolling interests	(0.06)	0.00	(0.06)	-4979.0%
Net loss per share – Vinco Ventures, Inc.	0.61	(9.39)	10.00	-106.5%
Net loss per share - Discontinued operations	(0.01)	(0.25)	0.24	-96.3%
Net loss per share	0.60	(9.64)	10.24	-106.2%

Weighted Average Number of Common Shares Outstanding - Basic	217,127,978	19,055,006	198,072,972	1,039.5%
Weighted Average Number of Common Shares Outstanding – Diluted	245,799,190	19,055,006	226,744,184	1,189.9%

For the three months ended June 30, 2022, the Company had net income from continuing operations of $147,939,736 as compared to a net loss of $178,922,680 during the three months ended June 30, 2021, an increase of $326,862,416 or 182.7%. The significant change from a net loss to a net income for the two periods was primarily triggered by the impact of the Company’s requirement to recognize the fair value of warrants that the Company issued and the change in fair values of exercised and outstanding warrants during each reporting period. The total impact of warrant liability accounting during the three months ended June 30, 2022 was a net other income of $173,059,037 as compared to a net other expense of $330,630,336 in the same three months of 2021. The warrant liability amounts are affected by the fair value of the Company’s stock which is the market price of the Company’s common stock as traded on the Nasdaq Capital Market. During the first six months of 2022, the Company’s stock price ranged from a low of $1.34 and a high of $5.19 per share, which had significant impact on the fair market value of the Company’s warrants on their grant and exercise dates. The other expense due to warrant liability constituted 65% of the Company’s net loss for the six months ended June 30, 2022 and 126% of the Company’s net income for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

The following tables set forth information comparing the components of net income (loss) for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Revenues
Total revenue, net	18,142,566	1,492,627	16,649,939	1115.48%

Cost of revenues
Total costs of revenue	18,723,030	687,123	18,035,907	2624.84%
Gross profit	(580,464)	805,504	(1,385,968)	-172.06%

Operating expenses:
Selling, general and administrative	55,588,027	16,692,058	38,895,969	233.02%
Impairment Expense	453,449	-	453,449	0.00%
Total Operating Expenses	56,041,476	16,692,058	39,349,418	235.74%
Operating loss	(56,621,939)	(15,886,554)	(40,735,385)	256.41%

Other income (expense):
Interest income (expense)	(38,634,780)	(15,377,596)	(23,257,184)	151.24%
Loss on issuance of warrants	(243,681,478)	(208,855,715)	(34,825,763)	16.67%
Loss on inventory write down	(365,001)	-	(365,001)	0.00%
Loss on investments	(1,641,521)	-	(1,641,521)	0.00%
Change in fair value of warrant liability	86,110,179	(773,447)	86,883,626	-11233.30%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	12,170,000	-	12,170,000	0.00%
Other income (loss)	215,604	(423,645)	639,249	-150.89%
Total other income (expense)	(185,826,997)	(225,430,403)	39,603,406	-17.57%
Income (loss) before income taxes	(242,448,937)	(241,316,957)	(1,131,980)	0.47%
Income tax expense	-	-	-	0.00%
Net income (loss)	$(242,448,937)	$(241,316,957)	$(1,131,980)	0.47%
Net (loss) income attributable to noncontrolling interests	$(18,690,055)	$50,577	$(18,740,632)	-37053.67%
Net income (loss) attributable to Vinco Ventures, Inc. from continuing operations	$(223,758,881)	$(241,367,534)	$17,608,653	-7.30%
Net Loss from discontinued operations	(3,260,912)	(4,770,766)	1,509,854	-31.65%

Net income (loss) attributable to Vinco Ventures, Inc.	(227,019,793)	(246,138,300)	19,118,507	-7.77%

Revenue

For the six months ended June 30, 2022, revenues from continuing operations increased by $16,649,939 or 1115.48%, as compared to the six months ended June 30, 2021. The increase was due to the impact of the Company’s acquisition of AdRizer in February 2022, which generated $17,940,000 of revenue for the Company from the date of acquisition through June 30, 2022.

Cost of Revenues

For the six months ended June 30, 2022, cost of revenues from continuing operations increased by $18,035,907 or 2624.84%, as compared to the six months ended June 30, 2021. The increase was due to the costs of traffic acquisition and content creation at AdRizer. Cost of revenues of the Company’s Cryptyde subsidiary of approximately $11,104,000 were excluded from these amounts since the Company spun-off its ownership in Cryptyde on June 29, 2022.

Gross Profit

For the six months ended June 30, 2022, gross profit decreased by $1,385,968, or 172%, as compared to the six months ended June 30, 2021. The decrease reflected the impact of the Company’s new business lines of digital media and advertising from AdRizer, traffic acquisition and content creation costs of which were higher than expected as that business recently began its operations as a wholly-owned subsidiary of the Company.

Operating Expenses

Selling, general and administrative costs

	Six Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Selling, general and administrative costs
Compensation, benefits and payroll taxes	$10,580,492	$1,582,840	$8,997,652	568.4%
Depreciation and amortization	4,925,233	1,016,000	3,909,233	384.8%
Stock based compensation	2,184,327	10,003,769	(7,819,442)	-78.2%
Advertising, marketing and promotions	15,969,087	452,093	15,516,994	3432.3%
Legal, professional fees, and transaction costs	16,053,890	2,766,292	13,287,598	480.3%
Selling, general and administrative costs	5,874,999	871,064	5,003,935	574.5%
Total selling, general and administrative costs	$55,588,027	$16,692,058	$38,895,969	233.0%

SGA costs from continuing operations increased significantly during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 due to a significant expansion of the Company’s activities requiring SGA costs as it transitioned into a digital media and entertainment company in 2022. In addition, the increase in SGA costs reflect the impact of costs associated with the Company’s newly acquired subsidiary AdRizer, which was acquired in February 2022. Total SGA costs from continuing operations were $31,546,389 in the three months ending June 30, 2022 as compared to $5,410,232 in the three months ending June 30, 2021, an increase of $26,136,157. Total SGA costs from continuing operations were $55,588,027 in the six months ending June 30, 2022, as compared to $16,692,058 in the six months ending June 30, 2021. The largest increase was due to the increase in advertising, marketing and promotions cost during the second quarter of 2022, which included the costs the Company spent on its promotions and live-streaming of the Electronic Daisy Carnival music event in Las Vegas in May. In addition, the Company saw large increases in legal and professional fees and compensation costs in both periods as compared to the 2021 periods, as the overall size and scope of the business has increased significantly since 2021, primarily due to the additions of Lomotif and AdRizer since the 2021 periods.

Other Income (Expense)

	For the Six Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Other income (expense):
Interest income (expense)	(38,634,780)	(15,377,596)	(23,257,184)	151.2%
Loss on issuance of warrants	(243,681,478)	(208,855,715)	(34,825,763)	16.7%
Loss on inventory write down	(365,001)	-	(365,001)	0.0%
Loss on dissolution of investment	(1,641,521)	-	(1,641,521)	0.0%
Change in fair value of warrant liability	86,110,179	(773,447)	86,883,626	-11233.3%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	12,170,000	-	12,170,000	0.0%
Other income (loss)	215,604	(423,645)	639,249	-150.9%
Total other income (expense)	(185,826,997)	(225,430,403)	39,603,406	-17.6%

Interest expense, net

Interest expense was approximately $38,600,000 for the six months ended June 30, 2022 versus approximately $15,378,000 during the six months ended June 30, 2021. The increase in interest expense was related to the amortization of financing fees of the convertible note issued to Hudson Bay in July 2021.

Loss on issuances of warrants and change in fair value of warrant liability

For the six months ended June 30, 2022, loss on issuances of warrants was approximately $243,681,000, due to 89,653,803 warrants issued during the first quarter of 2022, while the aggregated change in fair value of warrant liability for the 99,271,764 warrants outstanding as of June 30, 2022 was an increase of approximately $86,110,000, for a net other expense of approximately $157,571,000 due to warrants recognized by the Company for the six months ended June 30, 2022.

Net Loss

	For the Six Months Ended June 30,		Period over Period Change
	2022	2021	$	%
Loss before income taxes	(242,448,937)	(241,316,957)	(1,131,980)	0.5%
Income tax expense	-	-	-	0.0%
Net income (loss)	(242,448,937)	(241,316,957)	(1,131,980)	0.5%
Net (loss) income attributable to noncontrolling interests	(18,690,055)	50,577	(18,740,632)	-37053.7%
Net income (loss) attributable to Vinco Ventures, Inc. from continuing operations	(223,758,881)	(241,367,534)	17,608,653	-7.3%
Net Loss from discontinued operations	(3,260,912)	(4,770,766)	1,509,854	-31.6%

Net income (loss) attributable to Vinco Ventures, Inc.	(227,019,793)	(246,138,300)	19,118,507	-7.8%
Net income (loss) per share - Basic
Net income (loss) per share- Continuing operations	(1.22)	(8.78)	7.56	-86.1%
Net income (loss) per share- Noncontrolling interests	(0.09)	0.00	(0.10)	-5210.4%
Net loss per share – Vinco Ventures, Inc.	(1.13)	(8.78)	7.65	-87.2%
Net loss per share - Discontinued operations	(0.02)	(0.17)	0.16	-90.5%
Net loss per share	(1.14)	(8.95)	7.81	-87.2%
Net income (loss) per share - Diluted
Net income (loss) per share - Continuing operations	(1.22)	(8.78)	7.56	-86.1%
Net income (loss) per share - Noncontrolling interests	(0.09)	0.00	(0.10)	-5210.4%
Net loss per share – Vinco Ventures, Inc.	(1.13)	(8.78)	7.65	-87.2%
Net loss per share - Discontinued operations	(0.02)	(0.17)	0.16	-90.5%
Net loss per share	(1.14)	(8.95)	7.81	-87.2%

Weighted Average Number of Common Shares Outstanding - Basic	198,777,747	27,489,580	171,288,167	623.1%
Weighted Average Number of Common Shares Outstanding - Diluted	198,777,747	27,489,580	171,288,167	623.1%

For the six months ended June 30, 2022, the Company had a net loss from continuing operations of $223,758,881 as compared to a net loss of $241,367,534 during the six months ended June 30, 2021, an increase of $17,608,653 or 7.3%. The change for the two periods was primarily triggered by the impact of the Company’s acquisition of Lomotif. On July 25, 2021, ZVV, a joint venture of the Company and ZASH, completed the acquisition of 80% of the outstanding equity interests of Lomotif for a total purchase price of $109,765,000. The Company, therefore, has a 40% ownership interest in Lomotif. As the transaction occurred subsequent to June 30, 2021, the impact of noncontrolling interests on the net loss from continuing operations was minimal. For the six months ended June 30, 2022, the Company had a net loss attributable to noncontrolling interests of $18,690,055 as compared to a net income of $50,577 attributable to noncontrolling interests during the six months ended June 30, 2021.

Cash Flows

During the six months ended June 30, 2022 and 2021, our sources and uses of cash were as follows:

	Six Months Ended June 30,		Period over Period Change
	2022	2021	$	%

Net Cash used in Operating Activities	$(72,000,827)	$(9,791,988)	$(62,208,839)	635.3%
Net Cash Used in Investing Activities	(39,383,544)	(14,559,069)	(24,824,475)	170.5%
Net Cash provided by Financing Activities	102,989,059	98,858,274	4,130,785	4.2%
Net Increase in Cash and Cash Equivalents	(8,395,313)	74,507,217	(82,902,530)	-111.3%
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	187,612,176	249,356	187,362,820	75138.7%
Cash, Cash Equivalents, and Restricted Cash - End of Period	$179,216,863	$74,756,573	$104,460,290	139.7%

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations for the six months ended June 30, 2022 was $72,000,827, which included a net loss of $242,448,937 that included $320,218,107 of non-cash expense items. The use of cash for operations during the first six months of 2022 reflected the costs incurred by the business, including the costs associated with the operation, marketing and promotion of Lomotif, along with the amount of professional fees incurred by the Company during the period. In addition, the Company paid approximately $16,774,000 of net working capital outflows for prepayments and payments of accounts payables, accrued expenses and other liabilities during the first six months of 2022. Net cash used in operating activities from continuing operations for the six months ended June 30, 2021 was $9,791,988, which included a net loss of $241,316,957 that included $228,926,894 of non-cash expense items.

Cash Flows from Investing Activities

Net cash used in investing activities was $39,383,544 during the first six months of 2022, which was primarily due to the net cash paid for the acquisition of AdRizer by the Company in February. Net cash used in investing activities from continuing operations for the six months ended June 30, 2021 was $14,559,069.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 totaled $102,989,059, which related primarily to net proceeds from the exercise of warrants. Net cash provided by financing activities from continuing operations for the six months ended June 30, 2021 was $98,858,274.

Net Increase (Decrease) in Cash and Cash Equivalents

As a result of the cash activities described above, during the six months ended June 30, 2022, the Company’s cash decreased by $8,395,313 and as of June 30, 2022, the Company had $179,216,863 in cash and cash equivalents, which included $80,000,000 held in a restricted cash account.

Liquidity and Capital Resources

This should be read together with the Going Concern and Liquidity section under Note 1 — Basis of Presentation and Nature of Operations.

	As of June 30,		Period over Period Change
	2022	2021	$	%
Assets
Cash and cash equivalents	$99,216,863	$74,756,573	$24,460,290	32.7%
Restricted cash	-	-	-	0.0%
Other current assets	25,768,690	5,864,184	19,904,506	339.4%
Total current assets	124,985,553	80,620,757	44,364,796	55.0%

Intangible assets, including goodwill	213,107,415	22,517,225	190,590,190	846.4%
Other long term assets	120,416,886	18,138,517	102,278,369	563.9%
Total non-current assets	333,524,301	40,655,742	292,868,559	720.4%

Total Assets	$458,509,854	$121,276,499	$337,233,355	278.1%

Liabilities
Accounts payables and accrued expenses	14,790,205	3,076,150	11,714,055	380.8%
Current portion of long-term debt and warrant liability	63,045,692	5,358,670	57,687,022	1076.5%
Other current liabilities	203,022	394,644	(191,622)	-48.6%
Total current liabilities	78,038,919	8,829,464	69,209,455	783.8%

Long -term debt	63,341,696	269,149	63,072,547	23434.1%
Warrant liability	94,300,999	139,695,115	(45,394,116)	-32.5%
Other long term liabilities	499,014	8,483	490,531	5782.5%

Total Liabilities	236,180,629	148,802,211	87,378,418	58.7%

As discussed above, the Company incurred significant losses during the first six months of 2022, and has a history of losses since inception. Since 2021, a significant percentage of its losses has been driven by non-cash expenses items, especially losses caused by liability accounting for its investor warrants. The Company used approximately $72 million in cash for operations during the first six months of 2022. This amount included approximately $8.2 million for transaction related costs associated with its acquisition of AdRizer in February 2022, and a $10 million payment of accrued registration rights penalties owed to Hudson Bay. This amount also included significant investments in sales, marketing and promotional activities which the Company engaged in during the first quarter to drive awareness and interest in the Lomotif application and Lomotif branded websites, especially for events livestreamed on the Lomotif platform. During the first six months of the year, the Company live streamed and promoted the Shaq Fun House event in January, the Okeechobee Music Festival in February, and the Electronic Daisy Carnival (“EDC”) in May. These expenses were intended to create traffic and interactions with the Lomotif digital properties with the goal of generating advertising revenue opportunities utilizing the capabilities of AdRizer, which the Company expects will reduce its operating cash needs during the rest of 2022. To date, these efforts have not led to any meaningful revenue and there is no guarantee that the Company will successfully do so. If additional advertising revenues are not generated as quickly, or in sufficient amount, the Company will need to utilize its unrestricted cash on hand to fund its operations.

As a result of the Company’s repayments to Hudson Bay (see Note 17 - Subsequent Events) and a lack of issuable stock, it has been unable to raise significant proceeds with which to increase its liquidity. As it looks forward into early 2023, it now has preferred shares authorized with which to begin the capital raising process, should market conditions permit.

Furthermore, the Company may determine it is in the best interests of the Company to pursue additional investments, acquisitions, or funding of marketing and promotional efforts as the Company expands its presence and capabilities within the digital media marketplace. To do so, the Company may require additional cash resources that the Company could generate through the sale of common stock, the exercise of outstanding warrants, and the issuance of convertible debt, each of which the Company has utilized to raise capital since 2021. As of the date of this report, the Company’s ability to raise additional capital is restricted by its lack of available, authorized but not outstanding common shares. The Company is currently seeking authorization from its shareholders to increase the number of shares it is authorized to issue under its Articles of Incorporation, but has not received the requisite vote needed to pass the proposal. Therefore, as discussed in Note 1 to the Company’s financial statements attached herein, these conditions raise substantial doubt about the Company’s ability to continue as a going concern and meet its obligations through twelve months following the date the condensed consolidated financial statements are issued. As a result, until the Company is able to raise additional capital, the Company has begun implement steps to conserve its unrestricted cash on hand and address any going concern issues, including but not limited to the following steps:

●	Reduce headcount,
●	Reduce marketing, promotional and content development and production activities,
●	Evaluate the sales of assets or subsidiaries.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on this evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

As of December 31, 2021, and June 30, 2022, management completed an assessment of the Company’s internal control over financial reporting based on the COSO framework. Management has concluded that as of December 31, 2021, and June 30,2022, our internal control over financial reporting was not effective to detect the inappropriate application of GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

The Company was unable to provide a timely financial reporting package in connection with its December 31, 2021 Form 10-K year end audit. This was primarily the result of the Company’s limited accounting personnel. This also limits the extent to which the Company can segregate incompatible duties and has a lack of controls in place to ensure that all material transactions, related party transactions, and developments or significant unusual transactions impacting the financial statements are reflected. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Subsequent to December 31, 2021, the Company was unable to provide timely financing reporting packages for periods ending June 30, 2022 and September 30, 2022 Form 10-Q. The Company was subject to circumstances which included:

●	On July 21, 2022, the Board duly appointed John Colucci as interim co-Chief Executive Officer of the Company and ratified the appointment of Theodore Farnsworth as co-Chief Executive Officer to serve together with Mr. Colucci in lieu of Lisa King in such capacity. Mr. Farnsworth’s appointment as co-Chief Executive Officer was previously reported in a Form 8-K filed by the Company on July 14, 2022. [Prior to Mr. Colucci’s appointment as interim co-Chief Executive Officer and prior to his appointment as a director, Mr. Colucci had been determined by the Board to be an independent director within the meaning of Nasdaq Listing Rule 5605(a)(2).] The board unanimously agreed to replace the vacant independent board seat with a qualified independent director within the next 30 days.
●	As a result of the appointment of John Colucci as interim co-Chief Executive Officer the Company was found to be not in compliance with the Nasdaq continued listing requirements that the Board be comprised of a majority of independent directors and that the audit committee of the Board be comprised of at least three independent directors. On July 22, 2022, the Company was notified by Nasdaq of the foregoing noncompliance. The Company and the Nominating and Corporate Governance Committee of the Board commenced a search for an additional independent director to replace Mr. Colucci as a director and enable the Company to cure such noncompliance as soon as practicable.

●	Based on the discovery of the lack of disclosure of 3rd-party related transactions and information that brought into question whether Mr. Colucci met the requirements of independence for NASDAQ listing when he became an independent director, the company hired independent counsel to determine whether Mr. Colucci met these requirements. The Chairman recommended to the board that Mr. Colucci step down immediately as an independent director for the next sixty days until the determination of whether independence was met.
●	On August 3, 2022, the Company filed a lawsuit against each of Ted Farnsworth, Lisa King, Rod Vanderbilt and Erik Noble, alleging four causes of action, including: (i) breach of fiduciary duty, (ii) aiding and abetting breach of fiduciary duty, (iii) civil conspiracy and (iv) declaratory and injunctive relief in the event that no other legal remedy is available to the Company.
●	On September 28, 2022, the Company entered into a settlement agreement with respect to the litigation, in which it appointed Ross Miller the sole CEO of the Company. John Colucci and Phillip Jones, former CFO, both resigned effectively immediately as executives of the Company. Michael DiStasio and Elliot Goldstein resigned effective immediately as Directors of the Company. No CFO was immediately appointed following Mr. Jones’ resignation.
●	On October 26, 2022, Brendan Bosack was appointed interim CFO of the Company.
●	On November 11, 2022, the management of the Company executed a reduction-in-force plan to reduce operating costs and better align its workforce expenses with the needs of its business. Under this Plan, the Company reduced its workforce by 39 employees (approximately 65%).

These circumstances may have impacted our internal control over financial reporting which may include additional material weaknesses such as: (a) the absence of controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions; (b) lack of written documentation of our internal control policies and procedures (c) insufficient segregation of duties within accounting functions and (d) inadequacy of the number of personnel with requisite expertise in the key functional areas of finance and accounting.

In addition, in June 2022, the Company was a victim of an email spoofing attack where the intruder was able to obtain access to the Company’s email system and send emails internally that had fake invoices that were presented and appeared to be approved for payment in accordance with the Company’s standard wire approval process. As a result of this email intrusion, the Company incorrectly wired funds to two vendors in error in the aggregate of $4,010,000. Fortunately, the fraudulent wires were detected quickly, and the Company was able to recover approximately 95% of the fraudulently wire funds.

Remediation Plan to Address Material Weaknesses in Internal Control Over Financial Reporting

Our management is committed to improving its internal controls. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to develop a comprehensive plan and implement the changes during our fiscal year ending December 31, 2023. The plan will include: (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopting sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are not required by current SEC rules to include, and do not include an auditor’s attestation report regarding our internal controls over financial reporting. Accordingly, our registered public accounting firm has not attested to management’s reports on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to legal actions that are routine and incidental to its business. However, based upon available information and in consultation with legal counsel, except as otherwise disclosed in our financial statements in Item 1 of Part I of this Quarterly Report, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and\or results of operations.

ITEM 1A. RISK FACTORS

The below risk factors are intended to supplement and not replace, the risk factors set forth in the Company’s Annual Report on 10-K for the year ended December 31, 2021. Please read these risk factors in conjunction with those set forth in the aforementioned 10-K.

The loss of one or more of Vinco’s key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

In order to be successful, Vinco must continue to attract, retain and motivate executives and other key employees across the Company. Hiring and retaining qualified executives is critical to our future. The impact of the COVID-19 pandemic has resulted in increased attrition and significant shifts in the labor market and employee expectations.

Vinco may be unable to attract and retain highly qualified management and employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain qualified individuals, key leaders, executives and employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, which could adversely affect Vinco’s business and results of operations.

There is substantial doubt about our ability to continue as a going concern. We will need substantial additional funding and may be unable to raise capital when needed.

There is substantial doubt about our ability to continue as a going concern.  If we are unable to raise funding through equity markets as and when needed, our business, financial condition and results of operations will be materially and adversely affected. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our Common Stock and our ability to raise new capital, enter into critical contractual relations with third parties, meet our obligations as they become due and otherwise execute our business strategy.

Additionally, the Company may have the inability to raise additional equity capital due to lack of authorized common stock.

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our Common Stock could be delisted, which could affect the price of our Common Stock and liquidity and reduce our ability to raise capital.

On December 1, 2022, Vinco Ventures, Inc. received a notice from the Listing Qualifications Department of The Nasdaq Stock Market, LLC advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as a result of requiring listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance.

On January 4, 2023, the Company received a notification from Nasdaq that since it had not held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end ended December 31, 2021, it no longer complies with Nasdaq’s Rules for continued listing.

Under the Rules the Company has 45 calendar days to submit a plan to regain compliance and if the plan is accepted, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2023, to regain compliance. The Company plans to submit a plan which is to hold an annual meeting no later than March 31, 2023.

We have experienced a delay of stockholder meeting and may receive alternate exercise notices from our investors.

The Company entered into a May Exchange Agreement which requires the Company to hold a stockholder meeting no later than July 4, 2022 under Section 7(q). As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022, the Company postponed the Special Meeting from July 1, 2022 until July 26, 2022, in order to provide additional time for the Company’s stockholders to consider and vote on the proposals to be acted upon at the Special Meeting.

On July 5, 2022, the Holder submitted Alternate Exercise Notices to the Company with respect to (i) 14,500,000 exercise shares under the November Warrants, and (ii) 67,760,699 exercise shares under the December Warrants, for an aggregate payment equal to $33,886,612 (the “Warrant Payment”). On July 6, 2022, the Company made the Warrant Payment, in cash, to the Holder pursuant to the Alternate Exercise Notices and, as a result, a total of 82,260,699 warrants held by the Holder were canceled.

We may incur liability as a result of content published using our Platform or as a result of claims related to content generated by our developers, creators, and users, including copyright infringement, and legislation regulating content on our Platform may require us to change our Platform or business practices.

Our success relies in part on the ability of Lomotif to drive engagement with content. Content creators generate content they upload to our service, but some creators may upload content that infringes the terms and rights of third parties or violates our terms of use. If we should fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, the damages could be significant and have a material impact on our business. While we have implemented measures designed to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement.

A number of entities who are members of the National Music Publishers Association, or NMPA, have threatened litigation against us where they alleged that we engaged in copyright infringement by having used certain musical compositions owned or controlled by them on our Lomotif platform without necessary licenses. We vigorously dispute and have disputed claims of infringement by such publishers but could be subject to additional claims in the future. An adverse judgment against us in any such lawsuit could require us to settle any claims for an undetermined amount which could have a material impact on our business, financial condition, or results of operations.

We may also be required to enter into license agreements with various licensors, including record labels, music publishers, performing rights organizations, and collective management organizations, to obtain licenses that authorize the storage and use of content uploaded by our users. We may not be able to develop technological solutions to comply with these laws on economically reasonable terms and there is no guarantee that we will be able to enter into agreements with all relevant rights holders on terms that we deem reasonable. Compliance may therefore negatively impact our financial prospects.

We are increasingly dependent on information technology, and potential cyberattacks, security problems, or other disruption and expanding social media vehicles present new risks.

We rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, billing, and operating data. We may purchase some of our information technology from vendors, on whom our systems will depend, and we rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Our networks and storage applications could be subject to unauthorized access by hackers or others through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In fact, in June 2022, the Company was a victim of an email spoofing attack where the intruder was able to obtain access to the Company’s email system and send emails internally that had fake invoices that were presented and appeared to be approved for payment in accordance with the Company’s standard wire approval process. As a result of this email intrusion, the Company incorrectly wired funds to two vendors in error in the aggregate of $4,010,000. Fortunately, the fraudulent wires were detected quickly, and the Company was able to recover approximately 95% of the fraudulently wired funds. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption, or leakage of information from our systems could harm our reputation and business.

Hostile takeover attempt and subsequent litigation.

Prior to filing of this second quarter report, which was submitted within the agreed upon compliance plan agree to with Nasdaq, but substantially delayed, the Company was engaged in litigation in Q3 due to a hostile takeover attempt by a newly appointed independent director. The disruption to the Company due to a drastic and immediate departure for the Company business plan, which resulted in SEC filings that were substantially inaccurate, along with the subsequent litigation, which ultimately resulted in the departure of the independent board members along with senior management, was a significant risk factor for the Company and will continue to be so moving forward. Further detail will be provided in our third quarter filing along with our annual filing.

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

Date: February 21, 2023

VINCO VENTURES, INC.

By:	/s/ Roderick Vanderbilt
Roderick Vanderbilt
Executive Chairman
(Principal Executive Officer)

