Form 10-Q
period 2022-09-30
Vinco Ventures, Inc.
filed 2023-04-10
CIK 1717556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

☐Yes ☒ No

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

As of April 7, 2023, there were 248,987,660 shares of the registrant’s common stock outstanding.

VINCO VENTURES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report is filed to confirm these statements to actual results, unless required by law.

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

PART ONE – FINANCIAL INFORMATION

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets*
Current assets:
Cash and cash equivalents	$20,186,550	$86,700,982
Restricted cash - short term	-	100,000,000
Short-term investments	156,000	178,000
Accounts receivable, net	3,477,425	257,394
Inventory, net	-	365,002
Prepaid expenses and other current assets	4,054,195	7,043,685
Loan held-for-investment	750,000	-
Loans held-for-investment - related parties - current portion, net of allowance for loan losses of $12,701,250 and $0, respectively	5,740,000	3,950,000
Current assets of discontinued operations	-	5,248,600
Total current assets	34,364,169	203,743,664

Restricted cash long-term	10,000,000	-
Property and equipment, net	582,842	368,981
Right of use assets, net	567,928	168,914
Loan held-for-investment	-	250,000
Loan held-for-investment - related parties, net of allowance for loan losses of $5,340,000 and $0, respectively	-	16,500,000
Intangible assets, net	13,154,465	40,525,453
Goodwill	46,615,835	121,580,144
Investment in Mind Tank, LLC	3,078,150	-
Investments	1,000,000	1,000,000
Film and television productions	2,918,306	-
Other assets	173,420	-
Due from related party, net of allowance for losses of $15,451,062 and $0, respectively	28,857	15,997,803
Due from Cryptyde net of allowance for losses of $2,025,039 and $0, respectively	4,725,091	-
Non-current assets of discontinued operations	-	5,007,770
Total assets	$117,209,063	$405,142,729

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,000,371	$6,105,963
Accrued expenses and other current liabilities	3,413,053	12,230,879
Current portion of operating lease liabilities	185,186	100,733
Current portion of convertible notes payable, net of debt issuance costs of $0 and $68,911,823, respectively	19,990,000	44,238,177
Current portion of notes payable	-	15,530
Current portion of notes payable – related parties	112,835	112,835
Current liabilities of discontinued operations	-	7,285,429
Total current liabilities	32,701,445	70,089,546

Operating lease liabilities, net of current portion	399,947	70,514
Convertible notes payable – related parties, net of current portion	2,500,000	2,500,000
Notes payable -related parties, net of current portion	108,923	93,393
Derivative liability	14,031,830	198,519,395
Deferred tax liability	61,645	108,420
Deferred acquisition purchase price	7,921,876	-
Non-current liabilities of discontinued operations	-	74,419
Total liabilities	57,725,665	271,455,687

Commitments and contingencies (Note 14)

Stockholders’ Equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 238,187,660 and 150,118,024 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	238,188	150,118
Additional paid-in capital	1,185,884,491	850,096,635
Accumulated deficit	(1,062,758,966)	(736,821,840)
Total stockholders’ equity attributable to Vinco Ventures, Inc.	123,363,713	113,424,913
Noncontrolling interest	(63,880,316)	20,262,129
Total stockholders’ equity	59,483,398	133,687,042
Total liabilities and stockholders’ equity	$117,209,063	$405,142,729

*	The assets of the variable interest entities (the “VIEs”) can be used to settle obligations of the consolidated entities. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Total revenue, net	$5,563,392	$229,004	$23,705,959	$1,721,631

Cost of revenues
Total costs of revenue	6,799,103	99,334	25,522,133	786,457
Gross profit (deficit)	(1,235,711)	129,670	(1,816,175)	935,174

Operating expenses:
Selling, general and administrative	19,470,629	25,606,702	75,058,655	42,298,760
Impairment expense	152,417,936	-	152,871,385	-
Total operating expenses	171,888,564	25,606,702	227,930,040	42,298,760
Operating loss	(173,124,275)	(25,477,032)	(229,746,215)	(41,363,586)

Other income (expense):
Interest (expense)	(4,311,410)	(26,997,803)	(42,946,190)	(42,375,399)
Loss on issuance of warrants	-	(206,948,147)	(243,681,478)	(415,803,862)
Loss on inventory write down	-	-	(365,001)	-
Loss on investments	-	-	(1,641,521)	-
Change in fair value of warrant liability	80,269,169	(287,117,556)	166,379,348	(287,891,003)
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	3,158,124	-	15,328,124	-
Loan loss expense	(36,422,210)	-	(36,422,210)	-
Loss on debt extinguishment	(37,235,055)	-	(37,235,055)	-
Other income (loss)	(73,220)	(515,647)	142,385	(939,292)
Total other income (expense)	5,385,398	(521,579,153)	(180,441,599)	(747,009,556)
Loss before income taxes	(167,738,877)	(547,056,185)	(410,187,814)	(788,373,142)
Income tax expense	-	-	-	-
Net loss	(167,738,877)	(547,056,185)	(410,187,814)	(788,373,142)
Net loss attributable to noncontrolling interests	(68,756,763)	(3,885,333)	(87,446,819)	(3,834,756)
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(98,982,114)	(543,170,852)	(322,740,995)	(784,538,386)
Net loss from discontinued operations	-	707,722	(3,260,912)	(4,063,044)

Net loss attributable to Vinco Ventures, Inc.	$(98,982,114)	$(542,463,130)	$(326,001,907)	$(788,601,430)
Net loss per share - Basic and Diluted
Net loss per share- Continuing operations	$(0.68)	$(7.65)	$(1.91)	$(18.63)
Net loss per share- Noncontrolling interests	(0.28)	(0.05)	(0.41)	(0.09)
Net loss per share – Vinco Ventures, Inc.	(0.40)	(7.60)	(1.51)	(18.54)
Net loss per share- Discontinued operations	-	0.01	(0.02)	(0.10)
Net loss per share	$(0.40)	$(7.59)	$(1.52)	$(18.63)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	245,170,631	71,516,431	214,411,979	42,326,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months ended September 30, 2022 and 2021:

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Share	Amount	Capital	Deficit)	Interest	Equity

Balance, January 1, 2021	764,618	$765	14,471,403	$14,471	$39,050,260	$(23,648,898)	$(1,893,897)	$13,522,701
Sale of common stock – investors	-	-	2,507,194	2,507	6,052,493	-	-	6,055,000
Issuance of common stock - noteholders	-	-	303,483	304	422,368	-	-	422,672
Issuance of common stock - consultants	-	-	1,819,272	1,819	3,198,375	-	-	3,200,194
Issuance of common stock - employees	-	-	2,891,227	2,891	3,289,299	-	-	3,292,190
Issuance of common stock upon exercise of warrants	-	-	69,212,800	69,213	180,272,201	-	-	180,341,414
Offering costs -exercise of warrants	-	-	-	-	(12,380,315)	-	-	(12,380,315)
Issuance of common stock for acquisition	-	-	3,500,000	3,500	10,131,500	-	-	10,135,000
Share-based compensation	-	-	-	-	10,077,275	-	479,161	10,556,436
Conversion under notes payable	-	-	11,551,384	11,551	32,418,206	-	-	32,429,757
Exercise of warrant liabilities	-	-	-	-	338,020,680	-	-	338,020,680
Shares reserved for future issuance of common stock as consideration for the Emmersive asset acquisition	-	-	-	-	7,400,000	-	-	7,400,000
Conversion of preferred stock to common	(764,618)	(765)	764,618	765	-	-	-	-
Noncontrolling interest	-	-	-	-	-	-	27,441,251	27,441,251
Net (loss) income	-	-	-	-	-	(788,601,430)	(3,834,756)	(792,436,186)
Balance, September 30, 2021	-	-	107,021,381	$107,021	$617,952,342	$(812,250,328)	$22,191,759	$(171,999,206)

Balance, January 1, 2022	-	-	150,118,024	$150,118	$850,096,635	$(736,821,840)	$20,262,129	$133,687,042
Issuance of common stock – noteholders, net of offering costs	-	-	6,046,667	6,047	6,780,620	-	-	6,786,667
Issuance of common stock - consultants	-	-	40,000	40	102,523	-	-	102,563
Warrants exercised, net of offering costs	-	-	81,982,969	81,983	100,954,855	-	-	101,036,839
Share-based compensation	-	-	-	-	-	-	3,122,647	3,122,647
Exercise of warrant liabilities	-	-	-	-	227,949,858	-	-	227,949,858
Write off of investments	-	-	-	-	-	-	927,875	927,875
Investment in Magnifi U	-	-	-	-	-	-	(1,045,756)	(1,045,756)
Common stock issued by Cryptyde, Inc.	-	-	-	-	-	12,001,000	-	12,001,000
Spin-off of Cryptyde, Inc.	-	-	-	-	-	(11,936,218)	299,608	(11,636,610)
Net loss	-	-	-	-	-	(326,001,907)	(87,446,819)	(413,448,726)
Balance, September 30, 2022	-	$-	238,187,660	$238,188	$1,185,884,492	$(1,062,758,966)	$(63,880,316)	$59,483,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the three months ended September 30, 2022 and 2021:

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Share	Amount	Capital	Deficit)	Interest	Equity

Balance, July 1, 2021	-	$-	59,927,241	$59,927	$244,026,879	$(269,787,198)	$(1,843,320)	$(27,543,712)
Sale of common stock – investors	-	-	1,007,194	1,007	2,798,993	-	-	2,800,000
Issuance of common stock - noteholders	-	-	-	-	-	-	-	-
Issuance of common stock - consultants	-	-	425,000	425	1,163,434	-	-	1,163,859
Issuance of common stock - employees	-	-	30,000	30	(30)	-	-	-
Issuance of common stock upon exercise of warrants	-	-	37,469,814	37,470	92,518,525	-	-	92,555,995
Offering costs -exercise of warrants	-	-	-	-	(5,001,251)	-	-	(5,001,251)
Issuance of common stock for acquisition	-	-	2,750,000	2,750	8,879,750	-	-	8,882,500
Share-based compensation	-	-	-	-	5,023,571	-	479,161	5,502,732
Conversion under notes payable	-	-	5,412,132	5,412	20,175,838	-	-	20,181,250
Exercise of warrant liabilities	-	-	-	-	248,366,633	-	-	248,366,633
Noncontrolling interest	-	-	-	-	-	-	27,441,251	27,441,251
Net (loss) income	-	-	-	-	-	(542,463,130)	(3,885,333)	(546,348,463)
Balance, September 30, 2021	-	-	107,021,381	$107,021	$617,952,342	$(812,250,328)	$22,191,759	$(171,999,206)

Balance, July 1, 2022	-	-	233,140,993	$233,141	$1,181,292,871	$(963,776,852)	$4,580,064	$222,329,225
Issuance of common stock – noteholders, net of offering costs	-	-	5,046,667	5,047	4,591,620	-	-	4,596,667
Share-based compensation	-	-	-	-	-	-	1,040,883	1,040,883
Investment in Magnifi U	-	-	-	-	-	-	(744,500)	(744,500)
Net loss	-	-	-	-	-	(98,982,114)	(68,756,763)	(167,738,877)
Balance, September 30, 2022	-	$-	238,187,660	$238,188	$1,185,884,492	$(1,062,758,966)	$(63,880,316)	$59,483,398

Vinco Ventures, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flow from Operating Activities
Net loss attributable to Vinco Ventures, Inc.	$(322,740,995)	$(784,538,386)
Net loss attributable to noncontrolling interest	(87,446,819)	(3,834,756)
Net loss	(410,187,814)	(788,373,142
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	(3,260,912)	(4,063,044)
Amortization of financing costs	43,525,990	42,324,603
Share-based compensation	3,225,210	16,829,359
Depreciation and amortization	5,963,797	5,013,544
Loss on disposal of assets	147,569	-
Loss on disposal of joint venture	-	304,643
Amortization of right of use asset	308,750	80,333
Change in fair value of short-term investment	22,000	736,000
Write off of investments	1,646,596	-
Impairment of AdRizer goodwill	76,537,124	-
Impairment of Lomotif goodwill	10,074,850	-
Impairment of Uber Mom and Pirasta	453,449
Impairment of Edison Nation goodwill	4,938,674	-
Impairment of AdRizer intangible assets	27,638,824	-
Impairment of Lomotif intangible assets	22,873,126	-
Impairment of Edison Nation intangible assets	3,747,352	-
Impairment of E-NFT intangible assets	6,607,990	-
(Gain) loss on debt extinguishment	27,235,055	(852,352)
Change in allowance for loan losses	36,422,210	-
Loss on issuance of warrants	243,681,478	415,803,862
Change in fair value of warrant liability	(166,379,348)	287,891,003
Inventory write-off	(365,001)	-
Exit of investment	-	4,130,580
Change in fair value of deferred acquisition	(15,328,124)	-
Equity method investment - Income share of Mind Tank LLC	(278,150)

Changes in assets and liabilities:
Accounts receivable	2,119,129	(591,061)
Inventory	(1,234,422)	232,213
Prepaid expenses and other assets	120,159	(2,835,791)
Accounts payable	(4,680,511)	2,027,185
Related party, net	(926,284)	(17,050)
Accrued expenses and other liabilities	(13,125,072)	(356,941)
Operating lease liabilities	(293,878)	(80,582)

Net Cash Used in Operating Activities	(98,770,185)	(21,796,639)

Cash Flows from Investing Activities
Issuance of loans held-for-investment-related parties	(7,130,000)	-
Repayments of loans held-for-investment-related parties	2,348,697	-
Issuance of loans held-for-investment	(500,000)	-
Purchases of property and equipment	(584,494)	(281,164)
Cash received from sale of assets of CBAV 1, LLC	-	2,529,565
Funding of loan receivable	-	(20,150,000)
Consolidation of Magnifi U (VIE)	1,008,435	-
Acquisition of business, net of cash acquired	(34,850,577)	(90,761,200)
Net Cash (Used in) Provided by Investing Activities	(39,707,939)	(108,662,799)

Cash Flows from Financing Activities
Net (repayments) under line of credit	-	(379,333)
Net (repayments) borrowings under convertible notes payable	-	120,501,538
Net (repayments) borrowings under notes payable	(165,530)	(1,070,318)
Net (repayments) borrowings under notes payable - related parties	(12,114)	(2,714,677)
Warrants settled for cash	(33,886,612)	-
Payments under convertible notes	(88,000,000)	-
Fees paid for financing costs	-	(10,205,678)
Net proceeds from exercise of warrants	101,036,838	167,961,099
Net proceeds from issuance of common stock	-	6,055,000
Common stock issued by Cryptyde, Inc.	12,001,000	-
Cash paid with Cryptyde, Inc. spinoff	(9,921,084)	-
Net Cash (Used in) Provided by Financing Activities	(18,947,502)	280,147,631

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(157,425,626)	149,688,193
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	187,612,176	249,356
Cash and Cash Equivalents and Restricted Cash - End of Period	$30,186,550	$149,937,549

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$529,797	$976,282
Income taxes	$-	$-
Noncash investing and financing activity:
Issuance of warrants to note holders	$243,681,478	$102,938,515
Deferred acquisition purchase price	$11,080,000	$-
Share issued to holders of line of credit	$-	$1,178,750
Shares issued to note holders	$2,190,000	$422,672
Shares issued for the acquisition of Lomotif Private Limited	$-	$10,135,000
Conversions under notes payable	$(6,781,620)	$31,673,679
Shares reserved for EVNT, LLC	$-	$7,400,000
Asset acquisition of Love is Blurred, LLC – Repayment of held-for-investment-related parties	$1,048,750	$-
Consolidation of Magnifi U (VIE), net of cash	$(2,054,191)	$-
Acquisition of business, net of cash acquired	$64,272,070	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vinco Ventures, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Nature of Operations

Unaudited Interim Condensed Consolidated Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The interim results are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year.

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

As of September 30, 2022, Vinco Ventures’ wholly-owned subsidiaries included: AdRizer, Vinco Ventures Shared Services LLC, Honey Badger, EVNT Platform LLC DBA Emmersive Entertainment (“EVNT”), Love is Blurred LLC and Edison Nation Holdings, LLC. Edison Nation Holdings, LLC is the single member of Edison Nation, LLC and Everyday Edisons, LLC. Edison Nation, LLC is the single member of Safe TV Shop, LLC. Vinco Ventures owns a 50% voting membership interest and a 25% economic interest after return of unreturned capital contributions in ZVV, which are consolidated as Variable Interest Entities (“VIE”) with noncontrolling interests. ZVV owns 80% of the outstanding equity interests in Lomotif and Lomotif owns 100% of Lomotif, Inc. Vinco Ventures also has an outstanding loan to Magnifi U which is consolidated as a VIE with a noncontrolling interest.

Going Concern and Liquidity

These condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business.

The Company has incurred and continues to incur losses from operations as well as negative cash flows from operations. For the nine months ended September 30, 2022, the Company had a net loss of $410,187,814, net cash used in operations of $98,770,185 and an accumulated deficit of $1,062,758,966. On June 30, 2022, the Company postponed its special stockholder meeting from July 1, 2022 to July 26, 2022 which was subsequently postponed again to August 23, 2022 and then postponed indefinitely. This meeting was to be held to approve various proposals including amending the Company’s Amended and Restated Articles of Incorporation to increase the number of its authorized shares of common stock from 250,000,000 to 750,000,000. The postponement of the meeting triggered an alternative exercise notice clause in the Company’s November and December 2021 warrants, as amended, which allows the holder to put the warrants back to the Company in exchange for cash payments of $0.65 and $0.36 per warrant for the November and December 2021 warrants, respectively (Note 12 – Warrant Liability). The Holder exercised this provision in July 2022 resulting in a cash payment of $33,886,612 and cancelation of 82,260,699 warrants. Additionally, per the terms of the amended July 2021 convertible note the Company made a cash payment of $33,000,000 against principal and cash interest payment of $115,500 on July 19, 2022. On August 18, 2022, the Company paid an additional $65,000,000 to the note holder, of which $55,000,000 was applied to the principal. These payments along with our cash flows from operations have reduced our cash balance from $20,750,707 at September 30, 2022 to approximately $16,000,000 in restricted cash and $1,700,000 in unrestricted cash at March 31, 2023. At September 30, 2022 we have approximately $12.4 million in accounts payable and accrued expenses, and during the first nine months of 2022, we utilized approximately $11,000,000 in cash per month, after adjusting cash used for debt repayments, cash satisfaction of warrant liabilities following the Alternate Exercise Notice, and acquired and divested cash in the AdRizer and Cryptyde transactions. Furthermore, due to the postponement of a special stockholder meeting, the Company’s ability to raise additional cash through issuance of common shares is limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and meet its obligations for twelve months following the date the condensed consolidated financial statements are issued.

Management’s plans include evaluating different strategies to obtain required funding for future operations, developing and implementing cost reduction initiatives, and pursuing revenue generating programs with strategic partners. As these plans have not yet been implemented, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

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

The Company’s significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, the valuation allowance related to the Company’s deferred tax assets, impairment valuation estimates, the recoverability and useful lives of long-lived assets, debt conversion features, fair value of warrant liabilities, stock-based compensation, certain assumptions related to the valuation of the reserved shares and the assets acquired and liabilities assumed related to the Company’s acquisitions. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2022. As a result of the acquisition of Adrizer, the Company added a new revenue stream, Digital Media Advertising and Licensing, to its Revenue Recognition policy. Additionally, as a result of the Company’s interest in Love is Blurred, the Company has recorded Film and Television Production assets in accordance with Topic 926. As a result of these changes in the first nine months of 2022, new investments have been recognized. The details for each of these topics are as follows:

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

Digital Media Advertising and Licensing

The Company’s digital media advertising revenues are generated primarily from the posting of original digital content through third-party online platforms which are then delivered to users of the online platform across the customer’s digital advertising platform and becomes monetizable to the Company, which the Company concludes is its performance obligation. The Company purchases traffic (spots on a web page) from third party providers. The Company generates revenue by charging their clients for traffic that they purchase from third-parties. The Company also charges a client traffic management fee that is based on a percentage of the amount of traffic purchased by AdRizer for the client. AdRizer built a proprietary software which provides real-time analytics. Utilizing the Company’s software, the Company’s media buyers create, deploy and manage ad campaigns to generate profit. Revenue from the digital media platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. For impressions-based digital advertising, revenues are recognized as impressions are delivered over the term of the arrangement, while revenue from non-impressions-based digital advertising is recognized over the period that the advertisements are displayed. Such amounts are recognized net of agency commissions and provisions for estimated sales incentives, including rebates, rate adjustments or discounts.

Licensing revenues are derived from the sale of a licensee’s products that incorporates the Company’s intellectual property. Royalty revenues are recognized during the quarter in which the Company receives a report from the licensee detailing the shipment of products that incorporate the Company’s intellectual property, which receipt is in the quarter following the licensee’s sale of such products to its customers. Royalties are calculated as a percentage of the revenues received by the Company’s licensees on sales of products incorporating the Company’s intellectual property. Total licensing revenues for the nine months ended September 30, 2022 are $96,790.

Identification of a Customer and Gross Versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. When the intermediary or agent is determined to be the Company’s customer, the Company records revenue based on the amount it expects to receive from the agent or intermediary based on contractual terms with the customer.

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

During the nine months ended September 30, 2022, the Company made a provisional estimate and adjustment for amortization of the preliminary intangible assets including customer list, developed technology, and trade name. The Company has estimated a seven-year useful life and recorded amortization expense of approximately $3,066,665 during the nine months ended September 30, 2022. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including the fair value of Mind Tank, LLC, intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation within the measurement period.

The Company recognized $8,216,000 of acquisition related costs, including $6,750,000 paid to ZASH for the assignment of ZASH’s rights under a letter of intent to acquire AdRizer (See Note 13- Related Party Transactions) that were expensed during the nine months ended September 30, 2022. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative”.

The activity of AdRizer is included in the Company’s consolidated financial statements from the acquisition date to September 30, 2022. The amounts of revenue and earnings of AdRizer from the acquisition date of February 11, 2022 to September 30, 2022 are as follows:

Revenue	$23,415,515
Net income	$(41,285,001)

The following represents the pro forma consolidated statement of operations as if AdRizer had been included in the consolidated results of operations of the Company for the nine-month period ended September 30, 2022 and 2021. The pro forma financial information is for illustrative purposes only, does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the dates indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma information is based upon currently available information and does not reflect any additional depreciation or amortization that would have been charged assuming fair value adjustments to developed technology and other intangible assets, together with the consequential tax effects, which have not yet been finalized.

	For the Nine Months Ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
Revenues, net	$26,904,138	$32,864,062
Net loss attributable to Vinco Ventures, Inc.	$(326,019,643)	$(790,679,931)

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

During the nine months ended September 30, 2022, the Company held eight loans for investment with PZAJ, a related party, totaling $6,580,000. Seven of the notes accrue interest at 2% with a one-year repayment term and are repaid through 50% of net revenues, as defined, of the related productions. The most recent note, entered into on July 7, 2022 for a principal amount of $840,000 accrues interest at 2% with a two-year repayment term.

The notes are principally funding film or TV production assets, all of which are still in production. As of September 30, 2022, $3,150,000 of the loans have matured, and not been repaid to the Company. During the three months ended September 30, 2022, the Company performed an analysis of the likelihood of repayment related to the PZAJ loans. The Company determined that, due to the current financial state of PZAJ, repayment in cash is unlikely. The Company determined it is probable that the first seven notes with principal balances totaling $5,740,000 will be settled for membership interests in PZAJ pursuant to the May 12, 2022 Agreement to Convert Promissory Note to Capital Contributions with PZAJ. The final note, with principal of $840,000 was not contemplated in the membership interest for loan cancellation agreement and as such, as of September 30, 2022, the company recorded a reserve for the full amount of the loan.

Asset Acquisitions

Love is Blurred, LLC

On June 21, 2022, ZASH and the Company entered into a Love is Blurred LLC Membership Interest Assignment Agreement (“LIB Membership Interest Agreement”). Pursuant to the LIB Membership Interest Agreement, ZASH sold 100% of its membership interest in Love Is Blurred (“LIB”) to the Company. Consideration to ZASH for the acquired asset was the reduction of outstanding principle by $1,048,750 and outstanding interest by $201,250 (totaling $1,250,000) on a loan between the Company and ZASH. The acquisition closed on June 21, 2022. The fair value of the asset was determined to be $531,279, and a loss on the Love is Blurred LLC acquisition of $718,721 was recognized.

The LIB LLC assets consist principally of a single film production asset. Because LIB LLC is not a business, the acquisition has been accounted for as an asset.

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

In addition, with the sale of Cryptyde, there was a change in how the Company planned to utilize the EVNT platform from its acquisition. Management made the determination that it was no longer interested in continuing to operate and profit from E-NFT. The developed technology intangible asset for the EVNT platform of $6,607,989 (net of amortization) was fully impaired at September 30, 2022. (See Note 10 – Intangible Assets and Goodwill)

Divestitures

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

Details of assets and liabilities related to the spin-off of Cryptyde are as follows:

	June 29, 2022	December 31, 2021

Assets
Current assets:
Cash	$9,921,084	$911,194
Accounts receivable, net	1,092,406	867,027
Inventory	2,075,089	110,664
Prepaid expenses and other current assets	3,247,154	3,359,716
Total current assets	16,335,733	5,248,601
Loan receivable, related party	3,950,053	4,000,000
Loan Interest Receivable, related party	133,187
Fixed assets, net	1,193,132	1,007,770
Total Assets	$21,612,105	$10,256,371

Liabilities and Stockholders’ Equity
Current liabilities:
Current liabilities	$3,178,690	$7,285,429
Total Current Liabilities	3,178,690	7,285,429
Other liabilities:
Due company (former parent), net	$6,750,130	$27,644
Other liabilities	46,775	46,775
Net assets of spin-off / discontinued operations:
Net assets of spin-off / discontinued operations	$11,636,610	$2,896,522

The following cash flow supplementary information summarizes the distribution:

June 29, 2022

Cash distributed	$9,921,084
Other assets distributed	11,691,021
Liabilities distributed	(9,975,495)

Net assets distributed	$11,636,610

Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$-	$2,002,982	$11,103,512	$5,767,328
Cost of revenues	-	1,432,506	9,466,949	4,119,953
Gross Profit	-	570,476	1,636,563	1,647,375

Operating expenses:
Selling, general and administrative	-	262,717	5,050,186	1,173,191
Operating Income	-	307,759	(3,413,623)	474,184

Other (expense) Income
Interest income (expense)	-	(14,509)	149,311	(47,327)
Other income (loss)	-	567,792	3,400	622,199
Total other (expense) income	-	553,283	152,711	574,872
(Loss) Income Before Income Taxes	-	861,042	(3,260,912)	1,049,056
Income tax expense	-	-	-	-
Net (Loss) Income	$-	$861,042	$(3,260,912)	$1,049,056

During the time Cryptyde was under management of the Company, cash advances were made to Cryptyde for management fees, working capital, and financing needs, as well as other operating expenses that were paid for on behalf of Cryptyde. As of September 30, 2022, amounts due from Cryptyde, net of allowance for losses of $2,025,039, total $4,725,091. The Company established the allowance for loss after a review of Cryptyde’s financial health and likelihood to repay. Due to concerns about Cryptyde’s liquidity, the Company determined it necessary to establish a reserve for 30% of the asset balance.

Write-off of Best Party Concepts, LLC and Global Clean Solutions, LLC

The Company wrote-off its investment in Best Party Concepts, LLC and Global Clean Solutions, LLC as of June 30, 2022 due to insignificant activity and a decision to not pursue business in the foreseeable future. The write-off attributed to Best Party Concepts equaled $314,319 and the write-off attributed to Global Clean Solutions was $608,482.

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

The following table presents the carrying values of the assets and liabilities of entities that are VIEs and consolidated by the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$1,799,152	$1,856,017
Accounts receivable, net	-	-
Prepaid expenses and other current assets	1,860,867	2,388,893
Due from related party, current	-	15,997,803
Loan held-for-investment, related parties, current, net of allowance for loan losses of $7,701,250 and $0, respectively	-	-
Total current assets	3,660,019	20,242,713
Due from related party, non-current, net of allowance for losses of $15,100,584 and $0, respectively	25,001	-
Loan interest receivable, non-current, net of allowance for loan losses of $335,673 and $0, respectively	38,260	-
Loan held-for-investment	750,000	3,100,000
Loan held-for-investment, related parties	-	11,500,000
Investment in subsidiary	110,509,500	-
Total other assets	111,322,761	14,600,000
Property and equipment, net	399,798	147,519
Intangible assets, net	2,970,427	28,150,048
Goodwill	40,124,491	116,188,021
Cost method Investments	1,000,000	1,000,000
Right of use assets, net	45,000	-
Total assets	$159,522,496	$180,328,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,910,250	$686,674
Accrued expenses and other current liabilities	2,523,283	1,672,492
Operating lease liabilities	44,131	-
Total current liabilities	4,477,663	2,359,166
Intercompany	65,966,770	-
Notes payable	6,000,000	2,650,000
Due to related party	-	315,666
Total liabilities	$76,444,433	$5,324,832

The following table presents the operations of entities that are VIEs and consolidated by the Company as of September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenues, net	$-	$-	$-	$307,339
Cost of revenues	-	-	-	93,685
Gross Profit	-	-	-	213,654

Operating expenses:
Selling, general and administrative	105,639,946	11,761,747	138,747,755	11,866,488
Operating (Loss) income	(105,639,946)	(11,761,747)	(138,747,755)	(11,652,834)

Other (Expense) Income
Interest expense	(29,669)	(155,476)	(42,784)	(163,236)
Other income	175,529	98,333	527,493	98,353
Loan loss expense	(8,036,923)	-	(8,036,923)	-
Total Other Expense	7,891,063	57,123	7,552,214	64,883
Loss Before Income Taxes	(113,531,009)	(11,818,870)	(146,299,968)	(11,717,717)
Income tax expense	-	-	-	-
Net (Loss) Income	$(113,531,009)	$(11,818,870)	$(146,299,968)	$(11,717,717)

As of September 30, 2022, the Company had no unconsolidated VIEs. The Company has consolidated Magnifi U, ZVV, and Lomotif for which the Company has determined it holds a variable interest. ZVV currently owns an 80% equity interest in Lomotif, a Singapore-based video-sharing and live streaming social networking platform that is committed to democratizing video creation and increasing user reach through content development, live streaming and cross-platform engagement initiatives. Lomotif owns 100% of Lomotif, Inc. Magnifi U is a free, immersive, online personal and professional development platform that helps people align with their purpose.

Magnifi U Inc.

On May 19, 2021, the Audit Committee approved the Company entering into a secured loan to Magnifi U for up to $2.75 million, with $750,000 to be loaned immediately. In addition to the $750,000 loan payment, $1,168,073 related to employee payroll was paid between December 31, 2021 and September 30, 2022 bringing total cash advances to $1,918,073.

On October 12, 2021, ZVV Media loaned $1,500,000 to Magnifi U, which is eliminated in consolidation as a VIE. The interest rate on the note is 3% per annum. The maturity date of the loan is October 12, 2023. The purpose of the loan is to engage in the platform creation and distribution of digital media content. Our director, Vinco employee, and member of the board of managers of ZVV, Lisa King, is the founder of Magnifi U and serves as its chief executive officer. ZASH has an 8% ownership interest in Magnifi U resulting from its equity investment of $2,411,140 in Magnifi U, with an obligation to fund a total of $5,000,000 for a total of 15% equity.

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

Note 5 — Short-Term Investments

Investments in equity securities with readily determinable fair values are carried at fair value, and changes in unrealized gains or losses are reported in current period earnings. As of September 30, 2022 and December 31, 2021, short-term investments consisted of the following:

	September 30, 2022	December 31, 2021
Jupiter Wellness, Inc. (JUPW)	$1,040,000	$1,040,000
Unrealized losses	(884,000)	(862,000)
Total short-term investments	$156,000	$178,000

Note 6 — Property and Equipment, net

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Software	$1,197	$147,792
Furniture and fixtures	168,059	20,500
Computers	111,348	7,003
Leasehold improvements	420,347	18,761
Equipment	233,782	203,252
Construction in progress	203,350	-
	1,138,082	397,309
Less: accumulated depreciation	(555,240)	(28,328)
Total property and equipment, net	$582,842	$368,981

Depreciation expense for the three months ended September 30, 2022 and 2021 was $144,388 and $70,689, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $260,100 and $136,312, respectively. During the three months ended September 30, 2022 the Company disposed of fixed assets and the related accumulated depreciation for EVNT and Lomotif totaling $194,624 and $47,055, respectively resulting in a total loss on disposal of $147,569.

Note 7 — Loans Held for Investment

As of September 30, 2022 and December 31, 2021, loans held-for-investment consisted of the following:

	September 30, 2022	December 31, 2021
Loans held-for-investment:
Carlin Haynes, LLC (i)	$750,000	$250,000
Total loans held-for-investment	$750,000	$250,000

(i)	On August 5, 2021, the Company loaned $250,000 to Carlin Haynes, LLC, DBA TMX. On January 18, 2022, the Company loaned an additional $500,000 to Carlin Haynes, LLC. The interest rate on the note is 6% per annum. The maturity date of the loan is August 5, 2023. The purpose of the loan is to engage in the creation and distribution of digital media content. In the event that Carlin Haynes, LLC issues and sells units of preferred equity securities to one or more investors in an arm’s length transaction or series of related transactions with the principal purpose of raising capital that results in aggregate gross proceeds to Carlin Haynes, LLC of at least $1,000,000, excluding the amount represented by the conversion of any simple agreement for future equity or outstanding indebtedness, including all or a portion of the note issued to the Company (the “TMX Note”), in accordance with their respective terms and the TMX Note has not been paid in full, then the outstanding principal balance of the TMX Note and all accrued and unpaid interest thereon shall automatically convert in whole without any further action by the Company into the number of limited liability company membership units/interests of Carlin Haynes LLC equal to the outstanding principal balance of the TMX Note and all accrued and unpaid interest due on the TMX Note on the date of conversion, divided by 80% of the price per unit paid by the investors to purchase the new securities in the qualified financing.

As of September 30, 2022, and December 31, 2021, loans held-for-investment – related parties consisted of the following:

	September 30, 2022	December 31, 2021
Loans held-for-investment – related parties:
PZAJ Holdings, LLC(ii)	$6,580,000	$3,950,000
ZASH Global Media and Entertainment Corporation (iii)	17,201,250	15,000,000
Allowance for loan losses – PZAJ Holdings, LLC	(840,000)	-
Allowance for loan losses – Zash Global Media and Entertainment Corporation	(17,201,250)	-
Total Loans Held-For-Investment – Related Parties	$5,740,000	$18,950,000

(ii)	PZAJ is an entertainment content development company engaged in the acquisition, financing, development, production, and distribution of films and television projects. The loans each bear an interest rate of 2% per annum, with a one-year maturity (see Note 3).

(iii)	ZASH Global Media and Entertainment Corporation is a media and entertainment company involved in the development of consumer facing content.

As of September 30, 2022, the Company has loaned $19,500,000 to ZASH under multiple financings, $17,201,250 of which is outstanding. The interest rates on the notes are 3% or 6% per annum. The loans are due in 2023 and 2028 with $12,701,250 classified as current and $4,500,000 classified as non-current. The purpose of the loans is to engage in the acquisition, development and production of consumer facing content and related activities. During the three months ended September 30, 2022, the Company recorded an allowance for loan losses of $17,201,250, the total value of the outstanding loans. The Company recorded the allowance due to the deteriorating financial condition of the counterparty and assessed the likelihood of ability and intent to repay as remote.

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

As of September 30, 2022, the Company has loaned $6,580,000 to PZAJ under multiple financings, all of which is outstanding. The interest rates on the notes are 2% per annum. As of September 30, 2022, $3,150,000 of the loans are past due. As of September 30, 2022, $5,740,000 are classified as current and $840,000 are classified as non-current. The purpose of the loans is the funding film or TV production assets, all of which are still in production. As of September 30, 2022, the Company recorded an allowance for loan losses of $840,000 due to the deteriorating financial condition of the counterparty. The Company has reason to believe the non-reserved $5,740,000 of loans outstanding will likely be converted into membership interest in PZAJ, however, the final $840,000 of loans outstanding were not included in the discussion of conversion for membership interest and therefore have been reserved against.

Note 8 — Investments

As of September 30, 2022. And December 31, 2021, our non-current investments consisted of the following:

	September 30, 2022	December 31, 2021
Hyperreal Digital, Inc.	$1,000,000	$1,000,000
Total Investments	$1,000,000	$1,000,000

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

The following fair value of financial assets and liabilities and the input level used to determine the fair value as of September 30, 2022 and December 31, 2021 is presented below:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3

Assets:
Short-term investments	$156,000	$-	$1,000,000

Liabilities:
Warrant liability	-	-	14,031,830
Purchase consideration	-	-	7,921,876
Total	$156,000	$-	$22,953,706

	Fair Value Measurements as of
	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Short-term investments	$178,000	$-	$1,000,000

Liabilities:
Warrant Liability	-	-	198,566,170
Total	$178,000	$-	$199,566,170

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021, respectively:

	Warrant Liability	Purchase Consideration

Balance, January 1, 2022	$198,566,170	$-
Issuance of warrants	243,681,478	23,250,000
Change in fair value of warrants	(166,379,348)	(15,328,124)
Warrants settled for cash	(33,886,612)	-
Exercise of warrants	(227,949,858)	-
Balance, September 30, 2022	$14,031,830	$7,921,876

Note 10 — Intangible Assets and Goodwill

As of September 30, 2022, intangible assets consisted of the following:

	Estimated	Remaining Weighted Average	Initial	Current		Net
	Useful	Useful	Carrying	Period	Accumulated	Carrying
	Life	Life	Amount	Impairment	Amortization	Amount
Finite lived intangible assets:
Customer relationships	7-15 years	5.2 years	$7,870,000	$(670,000)	$(652,041)	$6,547,959
Developed technology	7-10 years	0.7 years	67,451,987	(65,943,869)	(25,002)	1,483,116
Membership network	7 years	0.0 years	1,740,000	(1,740,000)	-	-
Digital media platform	7 years	3.0 years	1,552,500	-	(415,847)	1,136,653
Influencer network	5 years	3.1 years	2,756,000	-	(413,397)	2,342,603
Trademarks and tradenames	7 years	6.4 years	1,800,000	-	(155,867)	1,644,133
Total finite lived intangible assets			83,170,487	(68,353,869)	(1,662,154)	13,154,464

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		1,240,000	(1,240,000)	-	-
Total indefinite lived intangible assets			1,240,000	(1,240,000)	-	-
Total intangible assets			$84,410,487	$(69,593,869)	$(1,662,154)	$13,154,465

As of December 31, 2021, intangible assets consisted of the following:

	Estimated	Remaining Weighted Average	Gross		Net
	Useful	Useful	Carrying	Accumulated	Carrying
	Life	Life	Amount	Amortization	Amount
Finite lived intangible assets:
Customer relationships	15 years	11.7 years	$670,000	$148,889	$521,111
Developed technology	7-10 years	7.0 years	37,251,987	3,458,065	33,793,922
Membership network	7 years	3.7 years	1,740,000	828,571	911,429
Digital media platform	7 years	5.9 years	1,552,500	249,509	1,302,991
Influencer network	5 years	5.0 years	2,756,000		2,756,000
Total finite lived intangible assets			43,970,487	4,685,034	39,285,453

Indefinite lived intangible assets:
Trademarks and tradenames	Indefinite		1,240,000	-	1,240,000
Total indefinite lived intangible assets			1,240,000	-	1,240,000
Total intangible assets			$45,210,487	$4,685,034	$40,525,453

Given the downturn in the Company’s business during the three months ended September 30, 2022, the Company determined that there was an early impairment indicator which would trigger an impairment test as of September 30, 2022. The Company engaged an independent third party to perform a quantitative assessment of goodwill and intangible assets related to Lomotif and Adrizer as of September 30, 2022.

The valuation methods used in the quantitative fair value assessment of the intangible assets used was a multi-period excess earnings method for developed technology, distributor method for customer relationships and relief from royalty for tradenames. Based on quantitative testing performed, the Company determined that the fair value based on a discounted cash flow model is less than the carrying value for developed technology intangible assets related to Lomotif and AdRizer. The Company wrote off $50,511,950 of developed technology net of $5,179,932 of accumulated amortization.

Further, based on the quantitative impairment test for customer relationships and tradenames, the Company determined that the sum of undiscounted cash flows is greater than or equal to the carrying value for customer relationships and trade name and therefore further impairment testing is not required no impairment and no adjustment to carrying value was deemed necessary.

In addition to the impairment analysis for Lomotif and Adrizer, during the three months ended September 30, 2022, due to changes in business strategy, the Company abandoned its consumer products business, Edison Nation, and decided not to utilize E-NFT, a legacy technology from the EVNT Platform. As a result, the Company no longer expects any future benefit from the related intangible assets and has determined it necessary to fully impair the related intangible assets. During the three months ended September 30, 2022, the Company recorded the following write offs; $498,779 net of $171,221 of accumulated amortization for customer relationships for Edison Nation, $1,221,428 net of $1,478,572 of accumulated amortization for developed technology for Edison Nation, $787,145 net of $952,855 of accumulated amortization for membership network for Edison Nation, $1,240,000 net of $0 of accumulated amortization for trademarks and tradenames for Edison Nation, and $6,607,990 net of $943,997 of accumulated amortization for developed technology for E-NFT.

Amortization expense for the three months ended September 30, 2022 and 2021 was $1,019,176 and $3,861,232, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $5,703,697 and $4,877,232, respectively.

The estimated future amortization of intangibles subject to amortization as of September 30, 2022 was as follows:

Amount
2022 (excludes amortization through September 30, 2022)	$593,245
2023	2,372,962
2024	2,322,962
2025	2,272,962
2026	2,272,962
Thereafter	3,319,372
Total	$13,154,464

The changes in the carrying amount of goodwill for the period January 1, 2021 through September 30, 2022, consisted of the following:

Amount
Balance, January 1, 2021	$5,983,852
Impairment	(591,729)
Acquisition of Lomotif Private Limited	116,188,021
December 31, 2021	121,580,144
Impairment	(92,004,097)
Acquisition of AdRizer	17,039,788
Balance, September 30, 2022	$46,615,835

The Company determined that a triggering event under ASC 350-20: Impairment – Goodwill had occurred. The current guidance requires an entity to consider whether an event has occurred or circumstances have changed that would more likely than not reduce the fair value of a reporting unit. Due to various management disputes between existing members of the Board of Directors and members of executive management; the receipt of an Alternate Exercise Notice (with respect to 67,760,699 December Warrants to receive a cash payment of $0.361 per December Warrant and with respect to 14,500,000 November Warrants to receive a cash payment of $0.65 per November Warrant), and Amendment to the July 2021 Note, the Company evaluated the value of both Goodwill and its Intangible Assets.

Taken in conjunction with the resulting Going Concern, the Company abandoned its product businesses. Our consumer products business was led by Edison Nation. Edison Nation had a number of internally developed brands (“EN Brands”), including Cloud B, Pirasta, Uber Mom, Lily and Grey, Trillion Trees, and Barkley Lane. The Company impaired the related intangible assets in the third quarter, which included customer relationships, developed technology, membership network and trademarks of $3,747,349 (net of amortization) and goodwill of $4,938,674 associated with this business. During the nine months ended September 30, 2022 the total goodwill impairment related to Edison Nation is $5,392,123.

In addition, with the spinoff of Cryptyde, the Company made the determination that it was no longer interested in continuing to operate and profit from E-NFT. The developed technology intangible asset for the EVNT platform of $6,607,989 (net of amortization) was fully impaired at September 30, 2022.

Further the Company performed a quantitative impairment test for both the remaining goodwill and intangible assets of the remaining business, Lomotif and AdRizer, and recorded impairment charges of $76,537,124 and $10,074,850, respectively during the three months ended September 30, 2022.

Note 11 — Debt

As of September 30, 2022 and December 31, 2021, debt consisted of the following:

	September 30, 2022	December 31, 2021

Notes payable	$-	$27,644
Notes payable – related parties	235,107	235,107
Convertible notes payable	19,990,000	113,000,000
Convertible notes payable of Lomotif Private Limited	-	150,000
Convertible notes payable of Lomotif Private Limited – related parties	2,500,000	2,500,000
Debt issuance costs	(13,349)	(68,925,172)
Total Debt	$22,711,758	$46,987,579

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

Convertible Notes Payable

Hudson Bay Financing – July 2021

On July 22, 2021 Vinco Ventures consummated a private placement offering (the “July 2021 Offering”) whereby pursuant to the Securities Purchase Agreement (the “July 2021 Purchase Agreement”) entered into by the Company on July 22, 2021 with Hudson Bay Master Fund Ltd as investor the Company issued a Senior Secured Convertible Note in the amount of $120,000,000 for the purchase price of $100,000,000 (the “July 2021 Note”) and 36,320,456 five (5) year warrants (the “July 2021 Warrant”) to purchase shares of the common stock of the Company (“Common Stock”). The Company placed $100,000,000 of cash into a restricted bank account under a deposit account control agreement as collateral for the July 2021 Note. The Company recorded a deferred discount of $120,000,000 which consisted of the $20,000,000 original issue discount, $9,300,000 of fees paid to placement agents and lawyers, and $90,700,000 related to the issuance of warrants.

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

Palladium Capital Group, LLC. acted as placement agent for the July 2021 Offering. The placement agent received $9,000,000 of which $1,000,000 was cash compensation and $8,000,000 was deferred cash compensation (8% of the gross proceeds to the Company plus an additional 1% of the gross proceeds to the Company for non-accountable expenses). The Company has paid $4,000,000 of the deferred cash compensation and $4,000,000 remains outstanding in accounts payable as of September 30, 2022.

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

On July 22, 2022, as required by the March 9, 2022 amendment to the July 2021 Note, the Company made a cash payment of $33,115,000, comprised of $33,000,000 of principal repayment and $115,000 of interest, to the note holder.

On August 18, 2022, as a result of the Company being in default on its existing senior secured convertible note, the Company was required to purchase a portion of the outstanding Note. The Company purchased $55,000,000 of the principal amount of the note for $65,000,000 in cash. The Company was permitted to release $70,000,000 of its restricted cash with $65,000,000 for the repurchase of the debt and $5,000,000 to unrestricted cash. The Company assessed the transaction and concluded the transaction was an in substance extinguishment. Accordingly, the Company treated the additional $10,000,000 cash paid as a premium to extinguish the $55,000,000 of principal and recorded it within Loss on extinguishment. As the transaction is being accounted for as an extinguishment, the Company recorded a $27,235,055 non-cash loss on extinguishment related to the full extinguishment of unamortized deferred financing fees. As a result of the Company’s purchase of a portion of the outstanding Note, the Company is no longer in default.

On August 19, 2022, the note holder elected to convert $5,000,000 of principal and $46,000 of accrued interest to shares of common stock at a conversion price of $1.00 per share. The Company paid $450,000 to the placement agent, recorded $5,047 to common stock and the remaining $4,591,620 to additional paid in capital.

The scheduled maturities of the debt for the next five years as of September 30, 2022, are as follows:

Amount
2022	$112,835
2023	20,112,272
2024	-
2025	-
2026	-
Thereafter	2,500,000
22,725,107
Less: debt discount	(13,349)
$22,711,758

Note 12 — Warrant Liability

For the nine months ended September 30, 2022, the Company issued warrants to purchase shares of the Company’s common stock related to the Warrant Exercise Agreement dated December 20, 2021, with a warrant holder, in which the Company agreed to issue 225% of the number of Exercised Warrant Shares at an exercise price of $3.265 to the warrant holder for every warrant the warrant holder exercised from the period commencing December 20, 2021 and ending on February 28, 2022. In conjunction with this agreement (“December 2021 Warrants”), the warrant holder exercised 36,984,569 warrants in the first nine months of 2022 which generated $111,029,493 in gross proceeds to the Company. In conjunction with the agreement, the Company issued 83,012,781 warrants to the holder and 6,641,022 to the placement agent for the agreement. The warrants have an exercise price of $3.265, a five year term, and provide registration rights to the holder along with other terms that cause the warrants to be accounted for as a liability in accordance with ASC 480 (Liabilities). The initial fair value of the warrants issued during the nine months ended September 30, 2022 was $243,681,478.

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

				For the Three Months ended September 30, 2022
Series	Exercise Price*	Initial Grants	As of June 30, 2022	Exercises	Remaining
June	$3.3000	29,893,175	115,800	-	115,800
September A	$9.0000	21,600,000	6,600,000	-	6,600,000
November	$4.5270	16,200,000	15,700,000	(14,500,000)	1,200,000
December	$3.2653	122,786,087	76,855,964	(67,760,699)	9,095,265
		190,479,262	99,271,764	(82,260,699)	17,011,065

				For the Nine Months ended September 30, 2022
Series	Exercise Price*	Initial Grants	As of Dec 31, 2021	Exercises	Remaining
June	$3.3000	29,893,175	20,386,206	(20,270,406)	115,800
July	$2.6550	35,313,352	16,624,163	(16,624,163)	-
September A	$9.0000	21,600,000	21,600,000	(15,000,000)	6,600,000
November	$4.5270	16,200,000	16,200,000	(15,000,000)	1,200,000
December	$3.2653	122,786,087	122,786,087	(113,690,822	9,095,265
		225,792,614	197,596,456	(180,585,391)	17,011,065

*	- Based on Exercise Price as of the initial grant; the above disclosure discusses modifications under specific Warrant Exchange Agreements.

The Company’s outstanding warrants set forth below were valued using the Monte-Carlo simulation pricing model to calculate the September 30, 2022 fair value of the warrants with the following assumptions:

	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life
Hudson Bay Warrant; June 4, 2021	0.00%	122.20%	4.14%	2.7 years
Hudson Bay Series A Warrant; September 1, 2021	0.00%	124.10%	4.15%	2.5 years
Palladium Capital Group Series A Warrant; September 1, 2021	0.00%	124.10%	4.15%	2.5 years
Palladium Capital Warrant; November 10, 2021	0.00%	120.40%	4.04%	4.0 years
Palladium Capital Warrant; December 20, 2021	0.00%	120.40%	4.04%	4.0 years

Note 13 — Related Party Transaction

Due from Related Parties as of September 30, 2022
ZASH Global Media	15,451,062
Allowance for losses	(15,451,062)
Other	28,857
Balance, September 30, 2022	$28,857

As of September 30, 2022, the Company has provided ZASH with cash advances of $15,451,062 for the purpose of funding ZASH Global Media to support the operations of Lomotif, in which the Company has a significant investment. During the three and nine months ended September 30, 2022 and 2021, the Company examined the financial condition of the counterparty and determined, due to deteriorating financial liquidity, the likelihood of repayment was remote. The Company established an allowance for losses on existing related party balances for $15,451,062 and $0, respectively.

ZASH Global Media and Entertainment Corporation

As of September 30, 2022, Lomotif owed ZASH $2,500,000 in original principal amount under two promissory notes. In addition, ZASH owed the Company $17,201,250 in outstanding principal amount under five promissory notes. Our Executive Chairman, Roderick Vanderbilt, co-founded ZASH on December 14, 2020, and previously served as the President of ZASH. He resigned from ZASH on January 5, 2021. He has a pre-existing personal and business relationship with the current controlling shareholder of ZASH and ZVV manager, Theodore Farnsworth. On October 1, 2021, ZASH, ZVV, and AdRizer entered into a letter of intent (as amended, the “LOI”), which contemplated the acquisition by ZASH or ZVV of all of the outstanding equity interests of AdRizer. On February 11, 2022, the Company, ZASH and ZVV entered into an Assignment and Assumption Agreement whereby ZASH and ZVV assigned to the Company, and the Company assumed, all of the rights and obligations of ZASH and ZVV under the LOI, in consideration of a cash payment by the Company to ZASH of $6.75 million upon the closing of the acquisition, which occurred on February 11, 2022 (See Note 3- Acquisitions and Divestitures).

On June 29, 2022, the Company and ZVV entered into a Secured Promissory Note (the “Note”) in the original principal amount of $56,955,167 (eliminated in consolidation as a VIE), loaned by the Company to ZVV to support Lomotif and other ZVV business ventures and projects. Pursuant to the Note, ZVV can borrow up to an aggregate principal amount of $70,000,000 and will use the proceeds from loans drawn under the Note to support the business of Lomotif and other ZVV business ventures and projects. The Note becomes due and payable in full by ZVV on June 30, 2024, and carries interest at a rate per annum equal to five percent (5%).

In connection with the Note, on the Issue Date, the Company and ZVV entered into a Security and Pledge Agreement (the “Security Agreement”). Pursuant to the Security Agreement and to provide security for ZVV’s repayment of all loans under the Note, ZVV granted, among other things, a second priority security interest and lien upon all of ZVV’s property to the Company.

Magnifi U, Inc.

On October 12, 2021, ZVV entered into a promissory note (the “Magnifi U Note”) with Magnifi U, pursuant to which ZVV loaned Magnifi U $1,500,000 and is eliminated in consolidation as a VIE. The Magnifi U Note bears interest at 3% annually and Magnifi U is obligated to pay the full amount of principal and interest in one balloon payment on October 12, 2023. Our director, Vinco employee, and member of the board of managers of ZVV, Lisa King, is the founder of Magnifi U and serves as its chief executive officer. ZASH has an 8% ownership interest in Magnifi U resulting from its equity investment of $2,411,140 in Magnifi U, with an obligation to fund a total of $5,000,000 for a total of 15% equity.

As of September 30, 2022, Lisa King had one member of her extended family working at Magnifi U with an annual salary in excess of $100,000, and Ted Farnsworth had one member of his extended family working at Vinco Ventures and/or ZASH with an annual salary in excess of $100,000.

MindTank LLC

On June 1, 2020, AdRizer LLC entered into an operating agreement by and among Mind Tank Media LLC and Mind Tank, LLC. The company evaluated accounting for Mind Tank, LLC in accordance with Topic 810 – Consolidations and concluded while Mind Tank LLC is a variable interest entity in accordance with ASC 810-10, it was not the primary beneficiary and has used accounting under the equity method prescribed in ASC 323.

For the three months ended September 30, 2022, AdRizer LLC recorded operating revenue on sales to Mind Tank, LLC totaling $2,653,672 and has outstanding accounts receivable with Mind Tank, LLC of $1,700,139.

PZAJ Holdings LLC

As of September 30, 2022, Ted Farnsworth held the position of Initial Chairman of the Board of Managers at PZAJ Holdings, LLC.

Brian Hart

Prior to appointment as a member of Board of Directors of the Company, Mr. Hart previously provided consulting services to the Company earlier in 2022 pursuant to which he received $90,000 in compensation pursuant to which he has been paid in full before September 27, 2022. Mr. Hart is no longer providing consulting services to the Company as of that date.

Note 14— Commitments and Contingencies

AI-Pros Licensing Agreements

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

Operating Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2024. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the consolidated balance sheets.

Total rent expense for the three months ended September 30, 2022 and 2021 was $244,710 and $71,408. Total rent expense for the nine months ended September 30, 2022 and 2021 was $609,776 and $130,685, respectively. Rent expense is included in general and administrative expense on the consolidated statements of operations. As of September 30, 2022, the Company had operating lease liabilities of $585,132 and right of use assets for operating leases of $567,928. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain office, warehouse and distribution contracts that qualify for the short-term lease recognition exception.

Supplemental balance sheet information related to leases are as follows:

September 30, 2022
Operating leases - ROU assets	$567,928

Operating lease liabilities (current)	$185,186
Operating lease liabilities (noncurrent)	399,947
Total operating lease liabilities	$585,132

Future minimum lease payments under operating leases as of September 30, 2022, are as follows:

Operating Lease
2022 (Oct-Dec)	$55,517
2023	201,121
2024	136,050
2025	120,453
2026	126,475
Thereafter	10,582
Undiscounted Cash Flows	650,198
Less: Implied Interest	(65,065)
Total operating lease liabilities	$585,132

As of September 30, 2022, the weighted-average remaining lease term for operating leases is 44.26 months, or 3.69 years.

Legal Contingencies

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

The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business.

Note 15 — Stockholders’ Equity

Common Stock

For the period ending September 30, 2022, the Company reported it was authorized to issue 250,000,000 shares of common stock. As of September 30, 2022 and December 31, 2021, there were 238,187,660 and 150,118,024 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2022, warrant shares of 180,585,391 were exercised and the Company received proceeds of $101,036,838. During the three months ended September 30, 2022, warrant shares of 82,260,699 were settled and the Company did not receive any proceeds.

On October 14, 2022, the Company filed an amendment to its Articles of Incorporation to reallocate its previously authorized 250 million shares of stock as 245 million shares of Common Stock and 5 million shares of Preferred Stock, which Preferred Stock may be issued upon the subsequent filing with the Nevada Secretary of State of one or more certificates of designation for series of preferred stock. It subsequently amended the filing to be 249 million shares of Common Stock and 1 million shares of Series A perpetual non-convertible preferred stock of the Company designated as Series A Preferred Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, with the par value to be established upon issuance.

Stock-Based Compensation

On September 4, 2021, the Company’s board of directors approved the Vinco Ventures, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 9,000,000 (3,267,040 remaining as of September 30, 2022) shares of Common Stock to help align the interests of management and our stockholders and reward our executive officers for improved Company performance. Stock incentive awards under the 2021 Plan can be in the form of stock options, performance awards and restricted stock that are made to employees, directors and service providers. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. The exercise price of stock options is equal to the fair market value of the underlying Common Stock on the date of grant.

The following table summarizes stock option awards outstanding as of September 30, 2022:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2021	80,000	$7.01	1.4	-
Granted	-	$-	-	-
Forfeited	80,000	$-	-	-
Balance, September 30, 2022	-	$-	-	-
Exercisable, September 30, 2022	-	$-	-	-

As of September 30, 2022, there were no unvested options to purchase shares of the Common Stock and there was no unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period.

Lomotif has a stock option plan for their employees. The 2021 Equity Incentive Plan is intended to help Lomotif to secure and retain qualified resources. The Plan has 465,827 reserved shares.

Net Earnings or Loss per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2022 and 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive. The potential dilution from common stock equivalents is computed using the treasury stock method based on the average market value of our common stock during the period.

For the three and nine month period ending September 30, 2022, due to reported net losses of $167,296,644 and $410,563,725, the calculation of our diluted weighted-average common shares outstanding excludes all common stock equivalents as the effect would be anti-dilutive.

	As of
	September 30, 2022	December 31, 2021

Shares reserved in exchange for the cancellation of certain non-voting membership interest in EVNT Platform, LLC	-	4,000,000
Options	-	80,000
Convertible shares under notes payable	20,014,454	28,274,454
Warrants	17,011,065	107,942,653
Total	37,025,519	140,297,107

Note 16 —Customer Concentrations

For the nine months ended September 30, 2022 and 2021 the following customers that represented more than 10% of total net revenues:

	For the Nine Months ended September 30,
	2022	2021
Customer:
Customer A	*	10%
Customer B	40%	*
Customer C	36%	*
Customer D	19%	*

●	Under 10%

For the nine months ended September 30, 2022 and 2021, the following geographical regions represented more than 10% of total net revenues:

	For the Nine Months ended September 30,
	2022	2021
Region:
North America	100%	100%

Note 17 — Subsequent Events

Management Changes

On October 26, 2022, the Company entered into an engagement agreement with Ankura Consulting Group for interim CFO services, with Brendan Bosack, one of its principals, named as Interim CFO of the Company. The agreement calls for services to be rendered at $900 per hour up to $30,000 per week. The agreement is for an indefinite term and cancellable by either party.

ZASH Global Media Equity Transaction

On December 19, 2022, the Vinco Ventures, Inc. entered into a material definitive agreement to complete the purchase of the membership interests (“Membership Interests”) in ZVV Media Partners from ZASH Global Media. The purchase price shall be (a) 10 shares of Vinco Ventures, Inc.’s Series B Preferred Stock (which shall be convertible into 144 million common shares of ZVV Media Partners, for which issuance will be subject to Nasdaq rules) and for which a Certificate of Designation was to be filed in the State of Nevada before December 21, 2022 (and will be issued in the near future), was subject to approval of both ZVV Media Partners and ZASH Global Media and compliance with all Nasdaq and SEC compliance (“Purchase Equity”), and (b) the deemed satisfaction of all outstanding indebtedness and other obligations owing from ZASH Global Media to ZVV Media Partners or the ZVV Media Partners , including, without limitation, pursuant to (i) the Promissory Note issued by ZASH Global Media to ZVV Media Partners dated February 18, 2021 in the original principal amount of $5,000,000, and (ii) the Secured Promissory Note issued by ZVV Media Partners, LLC, a joint venture of the Company and ZASH Global Media and Entertainment Corporation, to Vinco Ventures, Inc. dated June 29, 2022 in the original principal amount of $56,955,167.81. Vinco Ventures, Inc. shall issue the Purchase Equity to ZASH Global Media at the Closing (as defined herein) or such later time as agreed by the Parties in writing.

Nasdaq

On August 26, 2022, the Company filed a Current Report on Form 8-K in which it disclosed that it had received notification from The Nasdaq Stock Market, LLC (“Nasdaq”) that required the Company to submit to Nasdaq, on or before October 17, 2022, a Plan of Compliance with regard to the filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2022. The Plan of Compliance was submitted as of October 17, 2022.

As a result of a delinquency notice received, the Company submitted a plan of compliance to file the second quarter 10-Q and the third quarter 10-Q no later than February 13, 2023. The Company submitted the update to this plan of compliance to Nasdaq confirming the above referenced timetable. The Company was unable to file Form 10-Q for the periods ending June 30, 2022 and September 30, 2022 by February 13, 2023. The Company filed Form 10-Q for the period ended June 30, 2022 on February 22, 2023.

On November 17, 2022, the Company received a notice (the “November Notice”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (“Rule 5250”) as a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (“Form 10-Q”) with the United States SEC in a timely manner, which deadline was November 14, 2022. Rule 5250 requires listed companies to timely file all required periodic reports with the SEC.

On December 1, 2022, the Company received a notice (the “December Notice”) from Nasdaq advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5550(a)(2) (“Rule 5550”) as a result of requiring listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. However, Rule 5550 also provides the Company a compliance period of 180 calendar days in which to regain compliance. If at any time during this 180 day period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and this matter will be closed.

On February 14, 2023, the Company received a Staff Determination letter (the “Letter”) from Nasdaq. The Letter states that on August 19 and November 17, 2022, the Company was notified that it did not comply with Nasdaq’s filing requirements set forth in Rule 5250 because it had not filed its Form 10-Q for the period ended June 30, 2022, and its Form 10-Q for the period ended September 30, 2022 (the “Delinquent Filings”). Staff granted the Company an exception until January 31, 2023, to regain compliance with Rule 5250. Subsequently, on January 26, 2023, the Company requested additional time to file the Delinquent Filings and Staff granted the Company an exception until February 13, 2023, to regain compliance with the Rule.

Upon further review, it was determined that the Company did not meet the terms of the exception because it had not filed the Delinquent Filings by February 13, 2023. The Company appealed the determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The Company filed a hearing request and remitted the hearing filing fee on February 16, 2023. The hearing occurred on March 30, 2023 and the Company is awaiting additional instruction from Nasdaq.

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

Acquisition of National Enquirer

On February 6, 2023, the Company entered into a joint venture with ICON Publishing, LLC to acquire for cash the National Enquirer (both U.S. and U.K. editions), the National Examiner, and Globe under an Asset Purchase Agreement from magazine publisher A360 Media, LLC. The transaction includes the acquisition of all print and digital assets and owned intellectual property of the National Enquirer, National Examiner and Globe. The closing of the acquisition is subject to certain consents and customary conditions to closing as described in the Asset Purchase Agreement.

Subject to the terms and conditions of the agreement, the aggregate purchase price for the purchased assets (the “Purchase Price”) is up to $33,700,000 plus certain assumed liabilities of A360 related to the Business. The Purchase Price is paid as follows at the closing of the transactions contemplated by the Agreement: $33,000,000 in cash, minus the amount of any assumed payroll liability, and minus the amount of certain deposits made by VVIP to A360 pursuant to the Agreement up to an aggregate amount of $2,000,000; and the amount of certain printing paper inventory included in the Purchased Assets, calculated as set forth in the Agreement and not to exceed $700,000, in cash or, at VVIP’s election, by use of a credit granted to VVIP by A360 under the Agreement.

Securities Purchase Agreement

On February 5, 2023, the Company has entered into a Securities Purchase Agreement for the sale of a $1,500,000 principal amount convertible note, a $10,000,000 principal amount convertible note and shares of Series A perpetual non-convertible preferred stock of the Company designated as Series A Preferred Stock, $0.001 par value. The $10,000,000 proceeds from the sale of the $10,000,000 note shall be held in a DACA account and is redeemable by the investors when certain conditions are met, and the $1,500,000 note shall be convertible by the investors pursuant to the term set forth therein. The note shall be convertible into Company common stock at an initial conversion price of $0.7831, representing 110% of the closing price of the Common Stock on February 3, 2023.

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

The Company closed the transaction on February 10, 2023.

Exchange Agreement

On February 5, 2023, the Company entered into an Exchange Agreement with an accredited investor (the “Holder”) pursuant to which the Company and the Holder desire: (i) to exchange $250,000 aggregate principal amount of that certain convertible secured Note issued to the Holder on July 22, 2021 (the “July Note”) for an aggregate of 26,000,000 shares of Common Stock and (ii) to amend the July Note as set forth herein. On the Initial Closing Date, $105,000 aggregate principal amount of the July Note was exchanged into 10,800,000 shares of Common Stock and on the first (1st) trading day immediately following the date on which the Company amends its Articles of Incorporation to increase the authorized shares of the Company, $145,000 aggregate principal amount of the July Note shall be exchanged into 15,200,000 shares of Common Stock.

The Company and the Holder agreed that Section 2 of the July Note is amended and restated to be non-interest bearing except if there is an event of default at which time the interest rate shall be 18%, and the minimum cash on deposit in the Control Account shall not be less than $3,000,000. The conversion price of the July Note was voluntarily and irrevocably reduced to $0.7831.

On February 10, 2022, the Holder released $4,000,000 from the Control Account to the Company. Up to another $3,000,000 shall be released over future time periods if certain conditions are met.

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

Lomotif and the Lomotif App - ZVV currently owns an 80% equity interest in Lomotif, a Singapore-based video-sharing and live streaming social networking platform that is committed to democratizing video creation and increasing user reach through content development, live streaming and cross-platform engagement initiatives. The Lomotif app allows its users to create their own music videos by selecting pictures and videos from the camera, mixing them with music and transforming video clips into music videos. Lomotif users can watch videos of other creators on the Lomotif platform and share their videos on the Lomotif platform or on various third-party social media platforms such as TikTok, Instagram, YouTube and Twitch. The Lomotif platform offers LoMoTV, a digital entertainment and lifestyle content network offering original programming. Our strategy includes expanding Lomotif’s reach through our live-streaming entertainment initiatives involving social media influencers and leading artists and entertainers.

The Lomotif app is available in the Apple and Google stores and is a grassroots social community with dedicated users spanning Asia, South America, and the United States. As of the date of this Quarterly Report, Lomotif has not generated significant revenue and we are developing means to monetize the content creation and streaming capabilities of the Lomotif platform including our plan to leverage the AdRizer technologies to enable advertisers to more effectively engage with the Lomotif platform, content and its users.

As of September 30, 2022, there has been a downward trend in the number of monthly active users (“MAU”) and daily active users (“DAU”) of the Lomotif technology as a result of the following reasons:

●	Overall drop in MAU, DAU and creations is in part due to an update requirement by the Apple Appstore. The update has limited Lomotif’s music library. This muted much of the content.
●	Moderation of explicit content.
●	New Apple privacy features limit apps abilities to track users, which in turn may limit recommendations and ad revenue.
●	With a focus on bugs and fixes and to integrate advertising placement in the app and on the website, Lomotif did not introduce a steady stream of new features, thus potentially impacting creation and retention metrics.
●	Some user acquisition tests did not yield the desired conversion rates from views to active users.

As of September 30,2022, there has been an upward trend in the impressions and reach across the Lomotif website ecosystem. This cross-platform strategy was implemented in order to test various types of content, promotions and advertising, and intended to mitigate the decline in advertising and revenue opportunities. Lomotif measures active users on the platform, as well as users on the Lomotif website, Lomotif promotional sites, views of live events, and views of original Lomotif content shared on other social sites. Key metrics include active users on platform, users on Lomotif sites, site visits, content views, reach and impressions. AdRizer is anticipated to generate advertising revenue through ad placements in the Lomotif app and on Lomotif websites based on traffic, views, and impressions.

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

AdRizer generates revenue from the Cortex platform through two major sources: (1) the traffic acquisition of digital advertising spaces to advertisers from multiple digital advertising technologies, and (2) the development of marketing campaigns and strategies for some of the top direct-to-customers (“DTC”) companies. We believe that AdRizer’s Cortex platform provides small- to medium-sized enterprises with an efficient and effective end-to-end, fully integrated platform that allows its users to control their marketing and branding campaigns in real-time. We also expect to integrate AdRizer’s technologies with the Lomotif platform and content as well as the Honey Badger digital commerce company.

●	Full-Service Digital Commerce Company

Honey Badger - Our wholly-owned subsidiary Honey Badger offers a full-service digital commerce strategies solution focused on brand specific messaging and designing comprehensive digital campaigns, from creation to monetization, for celebrities and influencers. As a digital commerce company, Honey Badger leverages influencer relationships and followers in their network to grow advertiser-based revenue as well as Vinco’s brands and holdings. Honey Badger generates revenue from providing digital marketing services for brands and influencers.

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

In February 2022 we acquired AdRizer. We continue to integrate AdRizer’s Cortex technologies with the Lomotif platform and content to optimize revenue generation opportunities. We have also invested in activities to generate content for the Lomotif platform and to expand its user base and engagement such as launching LoMoTV and hosting and live streaming concerts and celebrity events. We expect to further this effort by continuing to invest in acquisitions, joint ventures, and growing our own capacity to create and distribute content. For example, we expect that future joint ventures, licensing, loan financing or other arrangements with ZASH and PZAJ Holdings, LLC will generate entertainment content that we plan to distribute through the Lomotif platform, among other distribution channels.

In connection with our transition, we have completed the process of spinning off Cryptyde.

Recent Developments

The following is a description of recent events regarding developments which we believe are important to an understanding of our business, financial position and results of operations.

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

Warrant Exercise and Issuance

For the nine months ended September 30, 2022, the Company issued warrants to purchase shares of the Company’s common stock related to the Warrant Exercise Agreement dated December 20, 2021, with a warrant holder, in which the Company agreed to issue 225% of the number of Exercised Warrant Shares at an exercise price of $3.265 to the warrant holder for every warrant the warrant holder exercised from the period commencing December 20, 2021 and ending on February 28, 2022. In conjunction with this agreement, the warrant holder exercised 36,894,569 warrants in the first nine months of 2022 which generated $111,029,493 in gross proceeds to the Company during the nine months ended September 30, 2022.

In conjunction with the agreement, the Company issued 83,012,781 warrants to the holder and 6,641,022 to the placement agent for the agreement. The warrants have an exercise price of $3.265, a five year term, and provide registration rights to the holder along with other terms that cause the warrants to qualify for liability treatment. The initial fair value of the warrants issued during the nine months ended September 30, 2022 was $243,681,478. (see Note 12 — Warrant Liability)

Exchange Agreement

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments have an impact on revenue recognition, the determination of share-based compensation, financial instruments, liabilities associated with the Company’s outstanding warrants, business combinations, impairment valuation, and asset acquisitions. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2022 except as follows:

Significant Accounting Policies

Significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in such policies or the application of such policies during the nine months ended September 30, 2022. As a result of the acquisition of Adrizer, the Company added a new revenue stream, Digital Media Advertising and Licensing, to its Revenue Recognition policy. Additionally, as a result of the Company’s interest in Love is Blurred, the Company has recorded Film and Television Production assets in accordance with Topic 926. As a result of these changes in the first nine months of 2022, new Investments have been recognized. The details for each of these topics are as follows:

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

Results of Operations

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

The following tables set forth information comparing the components of net income (loss) for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Revenues
Total revenue, net	$5,563,392	$229,004	$5,334,388	2329.39%

Cost of revenues
Total costs of revenue	6,799,103	99,334	6,699,769	6744.69%
Gross profit	(1,235,711)	129,670	(1,365,381)	-1052.97%

Operating expenses:
Selling, general and administrative	19,470,629	25,606,702	(6,136,073)	-23.96%
Impairment Expense	152,417,936	-	152,417,936	-
Total Operating Expenses	171,888,564	25,606,702	146,281,862	571.26%
Operating loss	(173,124,275)	(25,477,032)	(147,647,243)	579.53%

Other income (expense):
Interest income (expense)	(4,311,410)	(26,997,803)	22,686,393	-84.03%
Loss on issuance of warrants	-	(206,948,147)	206,948,147	-100.00%
Loss on inventory write down	-	-	-	-
Loss on investments	-	-	-	-
Change in fair value of warrant liability	80,269,169	(287,117,556)	367,386,725	-127.96%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	3,158,124	-	3,158,124	-
Loan loss expense	(36,422,210)	-	(36,422,210)	-
Loss on debt extinguishment	(37,235,055)	-	(37,235,055)	-
Other (loss) income	(73,220)	(515,647)	442,427	-85.80%
Total other income (expense)	5,385,398	(521,579,153)	526,964,551	-101.03%
(Loss) income before income taxes	(167,738,877)	(547,056,185)	379,317,308	-69.34%
Income tax expense	-	-	-	-
Net (loss) income	$(167,738,877)	$(547,056,185)	$379,317,308	-69.34%
Net (loss) income attributable to noncontrolling interests	$(68,756,763)	$(3,885,333)	$(64,871,430)	1669.65%
Net (loss) income attributable to Vinco Ventures, Inc. from continuing operations	$(98,982,114)	$(543,170,852)	$444,188,738	-81.78%
Net income (loss) from discontinued operations	-	707,722	(707,722)	-100.00%

Net (loss) income attributable to Vinco Ventures, Inc.	$(98,982,114)	$(542,463,130)	$443,481,016	-81.75%

Revenue

For the three months ended September 30, 2022, revenues from continuing operations increased by $5,334,388 or 2329.39%, as compared to the three months ended September 30, 2021. The increase was due to the impact of the Company’s acquisition of AdRizer in February 2022, which generated $5,485,360 of revenue for the Company during the third quarter of 2022. AdRizer’s revenue consists of digital advertising sales and services to advertisers.

Cost of Revenues

For the three months ended September 30, 2022, cost of revenues from continuing operations increased by $6,699,769 or 6744.69%, as compared to the three months ended September 30, 2021. The increase was due to the costs of traffic acquisition and content creation at AdRizer.

Gross Profit

For the three months ended September 30, 2022, gross profit decreased by $1,365,381, or 1052.97%, as compared to the three months ended September 30, 2021. The decrease reflected the impact of the Company’s new business lines of digital media and advertising from AdRizer, traffic acquisition and content creation costs of which were higher than expected as that business recently began its operations as a wholly-owned subsidiary of the Company.

Operating Expenses

Selling, general and administrative costs

	For the Three Months Ended September 30,		Period over Period Change
Selling, general and administrative costs	2022	2021	$	%
Compensation, benefits and payroll taxes	$5,311,460	$2,427,069	$2,884,391	118.8%
Depreciation and amortization	983,597	3,959,315	(2,975,718)	-75.2%
Stock based compensation	1,040,883	6,813,000	(5,772,117)	-84.7%
Advertising, marketing and promotions	825,459	4,302,891	(3,477,432)	-80.8%
Legal, professional fees, and transaction costs	5,315,691	5,841,474	(525,783)	-9.0%
Selling, general and administrative costs	5,993,539	2,262,953	3,730,586	164.9%
Total selling, general and administrative costs	$19,470,629	$25,606,702	$(6,136,073)	-24.0%

Selling, general and administrative costs (“SGA costs”) were $19,470,629 in the three months ending September 30, 2022 as compared to $25,606,702 in the three months ending September 30, 2021, a decrease of $6,136,073. This decrease was due to a significant decrease in the Company’s depreciation and amortization expense related to the impairment of intangible assets during the three months ended September 30, 2022. Additionally, the decrease in the Company’s stock price resulted in a decrease in stock based compensation expense.

Other Income (Expense)

	For the Three Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Other income (expense):
Interest expense	$(4,311,410)	$(26,997,803)	$22,686,393	-84.0%
Loss on issuance of warrants	-	(206,948,147)	206,948,147	-100.0%
Loss on inventory write down	-	-	-	-
Loss on dissolution of investment	-	-	-	-
Change in fair value of warrant liability	80,269,169	(287,117,556)	367,386,725	-128.0%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	3,158,124	-	3,158,124	-
Loan loss expense	(36,422,210)	-	(36,422,210)
Loss on debt extinguishment	(37,235,055)	-	(37,235,055)	-
Other loss	(73,220)	(515,647)	442,427	-85.8%
Total other income (expense)	$5,385,398	$(521,579,153)	$526,964,551	-101.0%

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

For the three months ended September 30, 2022, the Company had no losses from issuance of warrants as compared to a loss of $206,948,147 during the three months ended September 30, 2021.

On July 6, 2022, the Company made a payment, in cash, of $33,886,612 to the Holder of its convertible debt pursuant to an Alternate Exercise Notice of the warrants. As a result, a total of 82,260,699 warrants held by the Holder were settled. The cash payment effectively extinguished a significant portion of the outstanding warrants with the Holder. The accounting for this transaction follows ASC 815-40-40-2, Derecognition. As the warrants were previously classified as liabilities and were settled in cash, gains or losses realized on the settlement are included in the income statement. The Company had valuations of the warrants done at both June 30, 2022 and July 6, 2022 (the payment date). The fair value is determined at settlement and any gain or loss not recognized in prior period as recognized in earnings. The impact of the alternate exercise cash payment resulted in a non-cash gain on the settlement of the warrants totaling $61,471,799 booked to change in fair value of the warrants.

On August 18, 2022, as a result of the Company being in default of its existing senior secured convertible note, the Company was required to purchase a portion of the outstanding Note. The Company purchased $55,000,000 of the principal amount of the note for $65,000,000 in cash. The Company was permitted to release $70,000,000 of its restricted cash with $65,000,000 for the repurchase of the debt and $5,000,000 to unrestricted cash.

The Company assessed whether this transaction met the criteria for a troubled debt restructuring and concluded the transaction was an extinguishment. Accordingly, the Company treated the additional $10,000,000 cash paid as a premium to extinguish the $55,000,000 of principal. Similar to a prepayment premium, this additional cost is included in loss on extinguishment in the period along with the $27,235,055 of previously deferred non-cash financing fees. As such, the entire $37,235,055 was recorded as a loss during Q3 2022.

Net Loss

	For the Three Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Loss before income taxes	(167,738,877)	(547,056,185)	379,317,308	-69.3%
Income tax expense	-	-	-	-
Net loss	(167,738,877)	(547,056,185)	379,317,308	-69.3%

Net loss attributable to noncontrolling interests	(68,756,763)	(3,885,333)	(64,871,430)	1669.6%
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(98,982,114)	(543,170,852)	444,188,738	-81.8%
Net income from discontinued operations	-	707,722	(707,722)	-100.0%

Net loss attributable to Vinco Ventures, Inc.	(98,982,114)	(542,463,130)	443,481,016	-81.8%
Net (loss) income per share – Basic and Diluted
Net loss per share - Continuing operations	(0.68)	(7.65)	6.97	-91.1%
Net loss per share - Noncontrolling interests	(0.28)	(0.05)	(0.23)	416.2%
Net loss per share – Vinco Ventures, Inc.	(0.40)	(7.60)	7.19	-94.7%
Net loss per share - Discontinued operations	-	0.01	(0.01)	-100%
Net loss per share	(0.40)	(7.59)	7.18	-94.7%

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	245,170,631	71,516,431	173,654,200	242.8%

For the three months ended September 30, 2022, the Company had net loss from continuing operations of $98,982,114 as compared to a net loss of $543,170,852 during the three months ended September 30, 2021, a decrease of $444,188,738 or 81.8%. The change in net loss was primarily triggered by the impact of the Company’s requirement to recognize the fair value of warrants that the Company issued and the change in fair values of exercised and outstanding warrants during the third quarter of 2021. During 2021, the Company experienced a wide range of prices from a low of $1.24 and high of $10.82 per share, which can have a significant impact on the fair market value of the Company’s warrants and equity compensation instruments of their grant dates, vesting dates and exercise dates. The remaining increase in net loss during 2021 was driven by the increased size of the Company due to ZVV’s acquisition of an 80% equity interest in Lomotif (on July 25, 2021) and its transition into a media and entertainment Company, which caused the Company to increase its headcount, its sales and marketing activities, and its legal and professional fees incurred in connection with its acquisitions, contracts and proposed spin-off activities.

For the three months ended September 30, 2022, the Company had a net loss attributable to noncontrolling interests of $68,756,763 as compared to a net loss attributable to noncontrolling interests of $3,885,333 during the three months ended September 30, 2021, an increase of $64,871,430 or 1669.6%. The change in net loss attributable to noncontrolling interests was primarily triggered by the losses incurred from Lomotif, ZVV, and Magnifi U during the third quarter of 2022.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

The following tables set forth information comparing the components of net income (loss) for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Revenues
Total revenue, net	$23,705,959	$1,721,631	$21,984,328	1276.95%

Cost of revenues
Total costs of revenue	25,522,133	786,457	24,735,676	3145.20%
Gross profit	(1,816,175)	935,174	(2,751,349)	-294.21%

Operating expenses:
Selling, general and administrative	75,058,655	42,298,760	32,759,895	77.45%
Impairment Expense	152,871,385	-	152,871,385	0.00%
Total Operating Expenses	227,930,040	42,298,760	185,631,280	438.86%
Operating loss	(229,746,215)	(41,363,586)	(188,382,629)	455.43%

Other income (expense):
Interest expense	(42,946,190)	(42,375,399)	(570,791)	1.35%
Loss on issuance of warrants	(243,681,478)	(415,803,862)	172,122,384	-41.40%
Loss on inventory write down	(365,001)	-	(365,001)	-
Loss on investments	(1,641,521)	-	(1,641,521)	-
Change in fair value of warrant liability	166,379,348	(287,891,003)	454,270,351	-157.79%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	15,328,124	-	15,328,124	-
Loan loss expense	(36,422,210)	-	(36,422,210)	-
Loss on debt extinguishment	(37,235,055)	-	(37,235,055)	-
Other loss	142,385	(939,292)	1,081,677	-115.16%
Total other expense	(180,441,599)	(747,009,556)	566,567,957	-75.84%
Loss before income taxes	(410,187,814)	(788,373,142)	378,185,328	-47.97%
Income tax expense	-	-	-	-
Net loss	$(410,187,814)	$(788,373,142)	$378,185,328	-47.97%
Net loss attributable to noncontrolling interests	$(87,446,819)	$(3,834,756)	$(83,612,063)	2180.38%
Net loss attributable to Vinco Ventures, Inc. from continuing operations	$(322,740,995)	$(784,538,386)	$461,797,391	-58.86%
Net loss from discontinued operations	(3,260,912)	(4,063,044)	802,132	-19.74%

Net loss attributable to Vinco Ventures, Inc.	(326,001,907)	(788,601,430)	462,599,523	-58.64%

Revenue

For the nine months ended September 30, 2022, revenues from continuing operations increased by $21,984,328 or 1276.9%, as compared to the nine months ended September 30, 2021. The increase was due to the impact of the Company’s acquisition of AdRizer in February 2022, which generated $23,705,959 of revenue for the Company from the date of acquisition through September 30, 2022.

Cost of Revenues

For the nine months ended September 30, 2022, cost of revenues from continuing operations increased by $24,735,676 or 3145.2%, as compared to the nine months ended September 30, 2021. The increase was due to the costs of traffic acquisition and content creation at AdRizer. Cost of revenues of the Company’s Cryptyde subsidiary of approximately $9,466,949 were excluded from these amounts since the Company spun-off its ownership in Cryptyde on June 29, 2022.

Gross Profit

For the nine months ended September 30, 2022, gross profit decreased by $2,751,349, or 294.2%, as compared to the nine months ended September 30, 2021. The decrease reflected the impact of the Company’s new business lines of digital media and advertising from AdRizer, traffic acquisition and content creation costs of which were higher than expected as that business recently began its operations as a wholly-owned subsidiary of the Company.

Operating Expenses

Selling, general and administrative costs

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Selling, general and administrative costs
Compensation, benefits and payroll taxes	$15,891,952	$4,009,909	11,882,043	296.3%
Depreciation and amortization	5,908,829	4,975,315	933,514	18.8%
Stock based compensation	3,225,210	16,816,769	(13,591,559)	-80.8%
Advertising, marketing and promotions	16,794,546	4,754,984	12,039,562	253.2%
Legal, professional fees, and transaction costs	21,369,581	8,607,766	12,761,815	148.3%
Selling, general and administrative costs	11,868,538	3,134,017	8,734,521	278.7%
Total selling, general and administrative costs	$75,058,655	$42,298,760	32,759,895	77.4%

SGA costs from continuing operations increased significantly during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to a significant expansion of the Company’s activities requiring SGA costs, professional fees, and advertising as it transitioned into a digital media and entertainment company in 2022. In addition, the increase in SGA costs reflect the impact of costs associated with the Company’s newly acquired subsidiary AdRizer, which was acquired in February 2022.

Total SGA costs from continuing operations were $75,058,655 in the nine months ending September 30, 2022 as compared to $42,298,760 in the nine months ending September 30, 2021, an increase of $32,759,895. A large portion of the year to date increase was due to the increase in advertising, marketing and promotions cost during the second quarter of 2022, which included the costs the Company spent on its promotions and live-streaming of the Electronic Daisy Carnival music event in Las Vegas in May. In addition, the Company saw large increases in legal and professional fees and compensation costs in 2022 as compared to the 2021 periods, as the overall size and scope of the business has increased significantly since 2021, primarily due to the additions of Lomotif and AdRizer since the 2021 periods.

Other Income (Expense)

	For the Nine Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Other income (expense):
Interest expense	$(42,946,190)	$(42,375,399)	$(570,791)	1.3%
Loss on issuance of warrants	(243,681,478)	(415,803,862)	172,122,384	-41.4%
Loss on inventory write down	(365,001)	-	(365,001)	-
Loss on dissolution of investment	(1,641,521)	-	(1,641,521)	-
Change in fair value of warrant liability	166,379,348	(287,891,003)	454,270,351	-157.8%
Change in fair value of contingent purchase price related to Adrizer, LLC acquisition	15,328,124	-	15,328,124	-
Loan loss expense	(36,422,210)	-	(36,422,210)	-
Loss on debt extinguishment	(37,235,055)	-	(37,235,055)	-
Other income (loss)	142,385	(939,292)	1,081,677	-115.2%
Total other income (expense)	$(180,441,599)	$(747,009,556)	$566,567,957	-75.8%

Loss on issuances of warrants and change in fair value of warrant liability

For the nine months ended September 30, 2022, loss on issuances of warrants was $243,681,478, due to 89,653,803 warrants issued during the first quarter of 2022, while the aggregated change in fair value of warrant liability was an increase of $166,379,348, for a net other expense of $77,302,130 due to warrants recognized by the Company for the nine months ended September 30, 2022. The primary change in fair value of the warrant liability is driven by the decline in the Company’s stock price.

Additionally, on July 6, 2022, the Company made a payment, in cash, to the Holder of its convertible debt pursuant to an Alternate Exercise Notice of the warrants. As a result, a total of 82,260,699 warrants held by the Holder were settled. The cash payment effectively extinguished a significant portion of the outstanding warrants with the Holder. The accounting for this transaction follows ASC 815-40-40-2, Derecognition. As the warrants were previously classified as liabilities and were settled in cash, gains or losses realized on the settlement are included in the income statement. The Company had valuations of the warrants done at both June 30, 2022 and July 6, 2022 (the payment date). The fair value is determined at settlement and any gain or loss not recognized in prior period as recognized in earnings. The impact of the alternate exercise cash payment resulted in a non-cash gain on the settlement of the warrants totaling $61,471,799 booked to change in fair value of warrants.

Loss on debt extinguishment

On August 18, 2022, as a result of the Company being in default of its existing senior secured convertible note, the Company was required to purchase a portion of the outstanding Note. The Company purchased $55,000,000 of the principal amount of the note for $65,000,000 in cash. The Company was permitted to release $70,000,000 of its restricted cash with $65,000,000 for the repurchase of the debt and $5,000,000 to unrestricted cash.

The Company assessed whether this transaction met the criteria for a troubled debt restructuring and concluded the transaction was an extinguishment. Accordingly, the Company treated the additional $10,000,000 cash paid as a premium to extinguish the $55,000,000 of principal. In line with extinguishment accounting, the Company amortized the remaining unamortized deferred financing fees related to the Note and recorded a $27,235,055 non-cash loss on extinguishment. As such, the entire $37,235,055 was recorded as a loss during Q3 2022.

Net Loss

	For the Nine Months Ended September 30,		Period over Period Change
	2022	2021	$	%
Loss before income taxes	(410,187,814)	(788,373,142)	378,185,328	-48.0%
Income tax expense	-	-	-
Net loss	(410,187,814)	(788,373,142)	378,185,328	-48.0%
Net loss attributable to noncontrolling interests	(87,446,819)	(3,834,756)	(83,612,063)	2180.4%
Net loss attributable to Vinco Ventures, Inc. from continuing operations	(322,740,995)	(784,538,386)	461,797,391	-58.9%
Net loss from discontinued operations	(3,260,912)	(4,063,044)	802,132	-19.7%
Net loss attributable to Vinco Ventures, Inc.	(326,001,907)	(788,601,430)	462,599,523	-58.7%
Net loss per share - Basic and Diluted
Net loss per share- Continuing operations	(1.91)	(18.63)	16.72	-89.7%
Net loss per share- Noncontrolling interests	(0.41)	(0.09)	(0.32)	350.2%
Net loss per share – Vinco Ventures, Inc.	(1.51)	(18.54)	17.03	-91.9%
Net loss per share - Discontinued operations	(0.02)	(0.10)	0.08	-84.2%
Net loss per share	(1.52)	(18.63)	17.11	-91.8%

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	214,411,979	42,326,468	172,085,511	406.6%

For the nine months ended September 30, 2022, the Company had a net loss from continuing operations of $322,740,995 as compared to a net loss of $784,538,386 during the nine months ended September 30, 2021, a decrease of $461,797,391 or 58.9%. The change in net loss was primarily triggered by the impact of the Company’s requirement to recognize the fair value of warrants that the Company issued and the change in fair values of exercised and outstanding warrants during the third quarter of 2021. During 2021, the Company experienced a wide range of prices from a low of $1.24 and high of $10.82 per share, which can have a significant impact on the fair market value of the Company’s warrants and equity compensation instruments of their grant dates, vesting dates and exercise dates. The remaining increase in net loss during 2021 was driven by the increased size of the Company due to ZVV’s acquisition of an 80% equity interest in Lomotif (on July 25, 2021) and its transition into a media and entertainment Company, which caused the Company to increase its headcount, its sales and marketing activities, and its legal and professional fees incurred in connection with its acquisitions, contracts and proposed spin-off activities.

For the nine months ended September 30, 2022, the Company had a net loss attributable to noncontrolling interests of $87,446,819 as compared to a net loss of $3,834,756 attributable to noncontrolling interests during the nine months ended September 30, 2021. The change in net loss attributable to noncontrolling interests was primarily triggered by the losses incurred from Lomotif, ZVV, and Magnifi U during the third quarter of 2022.

Cash Flows

During the nine months ended September 30, 2022 and 2021, our sources and uses of cash were as follows:

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	$	%

Net Cash used in Operating Activities	$(98,770,185)	$(21,796,639)	$(76,973,546)	353.1%
Net Cash used in Investing Activities	(39,707,939)	(108,662,799)	68,954,860	-63.5%
Net Cash provided by Financing Activities	(18,947,502)	280,147,631	(299,095,133)	-106.8%
Net increase (decrease) in Cash and Cash Equivalents	(157,425,626)	149,688,193	(307,113,819)	-205.2%
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	187,612,176	249,356	187,362,820	75138.7%
Cash, Cash Equivalents, and Restricted Cash - End of Period	$30,186,550	$149,937,549	$(119,750,999)	-79.9%

Cash Flows from Operating Activities

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2022 was $98,770,185, including a net loss of $410,187,814 of which $311,246,487 were non-cash expense items. The use of cash for operations during the first nine months of 2022 reflected the costs incurred by the business, including the costs associated with the operation, marketing and promotion of Lomotif, along with the amount of professional fees incurred by the Company during the period. In addition, the Company paid approximately $17,685,424 of net working capital outflows for prepayments and payments of accounts payables, accrued expenses and other liabilities during the first nine months of 2022. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2021 was $21,796,639, which included a net loss of $788,373,142 that included $153,325,944 of non-cash expense items.

Cash Flows from Investing Activities

Net cash used in investing activities was $39,707,939 during the first nine months of 2022, which was primarily due to the net cash paid for the acquisition of AdRizer by the Company in February offset by allowances for loan losses established during the three months ended September 30, 2022. Net cash used in investing activities from continuing operations for the nine months ended September 30, 2021 was $108,662,799 primarily related to the net cash paid for the acquisition of Lomotif by the Company in July 2021.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 totaled $18,947,502, which related to payments under convertible notes of $88,000,000 and payments for the retirement of warrants of $33,886,612 offset by net proceeds from the exercise of warrants totaling $101,036,838. Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2021 was $280,147,631 which related to proceeds from the exercise of warrants of $167,961,099 and borrowings under convertible notes payable totaling $120,501,538.

Net Increase (Decrease) in Cash and Cash Equivalents

As a result of the cash activities described above, during the nine months ended September 30, 2022, the Company’s cash decreased by $157,425,626 and as of September 30, 2022, the Company had $30,186,550 in cash and cash equivalents which included $10,000,000 held in a restricted cash account.

Liquidity and Capital Resources

This should be read together with the Going Concern and Liquidity section under Note 1 — Basis of Presentation and Nature of Operations.

	As of September 30,		Period over Period Change
	2022	2021	$	%
Assets
Cash and cash equivalents	$20,186,550	$49,937,549	$(29,750,999)	-59.6%
Restricted cash	-	100,000,000	(100,000,000)	-100.0%
Other current assets	14,177,620	24,978,527	(10,800,907)	-43.2%
Total current assets	34,364,169	174,916,076	(140,551,907)	-80.4%

Intangible assets, including goodwill	59,770,229	160,945,913	(101,175,614)	-62.9%
Other long term assets	23,074,594	1,052,695	22,021,899	2092.0%
Total non-current assets	82,844,893	161,998,608	(79,153,715)	-48.9%

Total Assets	$117,209,063	$336,914,684	$(219,705,621)	-65.2%

Liabilities
Accounts payables and accrued expenses	12,413,424	8,627,574	3,785,850	43.9%
Current portion of long-term debt and warrant liability	20,102,835	28,609,677	(8,506,842)	-29.7%
Other current liabilities	185,186	190,695	(5,509)	-2.9%
Total current liabilities	32,701,445	37,427,946	(4,726,501)	-12.6%

Long -term debt	2,608,923	2,873,244	(264,321)	-9.2%
Warrant liability	14,031,830	468,612,700	(454,580,870)	-97.0%
Other long term liabilities	8,383,468	-	8,383,468	-

Total Liabilities	57,725,665	508,913,890	(451,188,225)	-88.7%

As discussed above, the Company incurred significant losses during the first nine months of 2022, and has a history of losses since inception. Since 2021, a significant percentage of its losses has been driven by non-cash expenses items, especially losses caused by liability accounting for its investor warrants. The Company used $98,770,185 in cash for operations during the first nine months of 2022. This amount included $8,216,000 for transaction related costs associated with its acquisition of AdRizer in February 2022, and a $10,000,000 payment of accrued registration rights penalties owed to Hudson Bay. This amount also included significant investments in sales, marketing and promotional activities which the Company engaged in during the first quarter to drive awareness and interest in the Lomotif application and Lomotif branded websites, especially for events livestreamed on the Lomotif platform. During the first nine months of the year, the Company live streamed and promoted the Shaq Fun House event in January, the Okeechobee Music Festival in February, and the Electronic Daisy Carnival (“EDC”) in May. These expenses were intended to create traffic and interactions with the Lomotif digital properties with the goal of generating advertising revenue opportunities utilizing the capabilities of AdRizer. To date, these efforts have not led to any meaningful revenue and there is no guarantee that the Company will successfully do so. If additional advertising revenues are not generated quickly, or in sufficient amount, the Company will need to utilize its unrestricted cash on hand to fund its operations.

As a result of the Company’s repayments to Hudson Bay and a lack of issuable stock, it has been unable to raise significant proceeds with which to increase its liquidity.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer, we have completed an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Based on this evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

As of December 31, 2021, and September 30, 2022, management completed an assessment of the Company’s internal control over financial reporting based on the COSO framework. Management has concluded that as of December 31, 2021, and September 30,2022, our internal control over financial reporting was not effective to detect the inappropriate application of GAAP. Management identified the following material weakness set forth below in our internal control over financial reporting.

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

Subsequent to December 31, 2021, the Company was unable to provide timely financing reporting packages for periods ending March 31, 2022, June 30, 2022 and September 30, 2022 Form 10-Q. The Company was subject to circumstances which included:

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

The Company was engaged in litigation in the third quarter of 2022 due to a hostile takeover attempt by a newly appointed independent director. The disruption to the Company due to a drastic and immediate departure for the Company business plan, which resulted in SEC filings that were substantially inaccurate, along with the subsequent litigation, which ultimately resulted in the departure of the independent board members along with senior management, was a significant risk factor for the Company and will continue to be so moving forward. Further detail will be provided in our periodic report on Form 10-K for the year ended December 31, 2022.

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

Date: April 7, 2023

VINCO VENTURES, INC.

By:	/s/ Roderick Vanderbilt
Roderick Vanderbilt
Executive Chairman
(Principal Executive Officer)

